Form 10-Q
period 2013-05-31
VISTA HOLDING GROUP, CORP.
filed 2013-07-15
CIK 1557796

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-184795

VISTA HOLDING GROUP, CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0379615 IRS Employer Identification Number	7389 Primary Standard Industrial Classification Code Number

Runovsky per., 11/13 str. 2, kv. 36

Moscow, Russia 115184

Tel. (702) 425-5735

(Address and telephone number of principal executive offices)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 15, 2013
Common Stock, $0.001	2,800,000

2 | Page

3 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTA HOLDING GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	MAY 31, 2013 (UNAUDITED)	AUGUST 31, 2012
ASSETS
Current Assets
Cash	$ 136	$ 3,032
Total current assets	136	3,032
Total assets	$ 136	$ 3,032
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Due to related party	$ 3,649	$ 349
Total current liabilities	3,649	349
Total liabilities	3,649	349
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,800,000 shares issued and outstanding, respectively	2,800	2,800
Additional paid-in-capital	-	-
Deficit accumulated during the development stage	(6,313)	(117)
Total stockholder’s equity (deficit)	(3,513)	2,683
Total liabilities and stockholder’s equity (deficit)	$ 136	$ 3,032

The accompanying notes are an integral part of these condensed financial statements.

4 | Page

VISTA HOLDING GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED MAY 31, 2013	NINE MONTHS ENDED MAY 31, 2013	From Inception (AUGUST 2, 2012) to MAY 31, 2013
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	1,560	6,196	6,313
Net loss from operations	(1,560)	(6,196)	(6,313)
Net loss	$ (1,560)	$ (6,196)	$ (6,313)
Loss per common share – basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding-basic and diluted	2,800,000	2,800,000

The accompanying notes are an integral part of these condensed financial statements.

5 | Page

VISTA HOLDING GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED MAY 31, 2013	From Inception (AUGUST 2, 2012) to MAY 31, 2013
Operating Activities
Net loss	$ (6,196)	$ (6,313)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Expenses paid by a related party	1,500	1,617
Net cash used in operating activities	(4,696)	(4,696)
Financing Activities
Due to related party	1,800	2,032
Common stock issued for cash	-	2,800
Net cash provided by financing activities	1,800	4,832
Net increase(decrease) in cash and equivalents	(2,896)	136
Cash and equivalents at beginning of the period	3,032	-
Cash and equivalents at end of the period	$ 136	$ 136
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Activities	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

6 | Page

VISTA HOLDING GROUP, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2013

(UNAUDITED)

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended May 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2012 audited financial statements as reported in Form 10-K.  The results of operations for the period ended May 31, 2013 are not necessarily indicative of the operating results for the full year ended August 31, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Vista Holding Group, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 2, 2012.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through May 31, 2013 the Company has not generated any revenue and has accumulated losses of $6,313.  The Company plans to commence operations in the business of development of 3D virtual tours and running a web guide of 3D virtual tours for public venues.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,313 as of May 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

7 | Page

VISTA HOLDING GROUP, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2013

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At May 31, 2013 the Company's bank deposits did not exceed the insured amounts.

Basic Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of May 31, 2013, the Company had no potential dilutive shares.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense of $0 from Inception (August 2, 2012) to May 31, 2013.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted August 31 fiscal year end.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable.  When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

8 | Page

VISTA HOLDING GROUP, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2013

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of May 31, 2013 the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On August 27, 2012, the Company issued 2,800,000 shares of its common stock at $0.001 per share for total proceeds of $2,800.

NOTE 3 – DUE TO RELATED PARTY

During the periods ended August 31, 2012 and May 31, 2013, a Company director loaned $232 and $1,800, respectively, for operating expenses and paid expenses of $117 and $1,500, respectively, on behalf of the Company. As of May 31, 2013 and August 31, 2012, $3,649 and $349, respectively, is due to this Company director. The amount is due on demand, non-interest bearing and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

9 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Vista Holding Group, Corp. was incorporated in the State of Nevada on August 2, 2012 and established a fiscal year end of August 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in the business of development of 3D virtual tours and running a web guide of 3D virtual tours for public venues.

Vista Holding Group, Corp. hopes to position itself to take full advantage of the fast growing Internet and mobile application industry. Our concept would allow anyone who has a mobile device or computer and access to the Internet to take virtual tours in public venues such as restaurants, bars, clubs, spas, hotels, stores and many others. Vista Holding Group, Corp. would like to provide 3D virtual tours to everyone who likes to see a detailed and clear picture of different venues to choose the one for visiting.

OUR SERVICES

Many people regularly encounter problem in finding places to relax. There are many guides and websites with pictures to the main entertainment in Moscow, Russia but there is no a detailed and clear guide. Regular pictures cannot give a complete presentation of a venue. We intend to develop an internet guide representing 3D virtual tours of public venues such as bars, restaurants, spas, malls, shops, clubs, hotels and many others. Anyone can take a virtual tour on a computer or mobile device and carefully examine different venues before making a decision where to go.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on August 2, 2012 to May 31, 2013.  Since our inception to May 31, 2013, we have accumulated a deficit of $6,313.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine Month Period Ended May 31, 2013 Compared to the period from Inception (August 2, 2012) to May 31, 2013

Our net loss for the nine month period ended May 31, 2013 was $6,196 compared to a net loss of $6,313 during the period from inception (August 2, 2012) to May 31, 2013.

During the nine month period ended May 31, 2013, we incurred  general and administrative expenses and professional fees of $6,196 compared to $6,313 incurred during the period from inception (August 2, 2012) to May 31, 2013. General and administrative and professional fee expenses incurred during the nine month period ended May 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,800,000 for the nine month period ended May 31, 2013.

Three Month Period Ended May 31, 2013 Compared to the period from Inception (August 2, 2012) to May 31, 2013

Our net loss for the three month period ended May 31, 2013 was $1,560 compared to a net loss of $6,313 during the period from inception (August 2, 2012) to May 31, 2013.

During the three month period ended May 31, 2013, we incurred  general and administrative expenses and professional fees of $1,560 compared to $6,313 incurred during the period from inception (August 2, 2012) to May 31, 2013. General and administrative and professional fee expenses incurred during the three month period ended May 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,800,000 for the three month period ended May 31, 2013.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2013 our current assets were $136 compared to $3,032 in current assets at August 31, 2012. As at May 31, 2013, our current liabilities were $3,649 compared to $349 at August 31, 2012

Stockholders’ deficit was $3,513 as of May 31, 2013 compared to Stockholders’ equity of $2,683 as of August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended May 31, 2013, net cash flows used in operating activities was $4,696. Net cash flows used in operating activities was $4,696 for the period from inception (August 2, 2012) to May 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended May 31, 2013, net cash flows from financing activities was $1,800 received from advance from related party.

For the period from inception (August 2, 2012) to May 31, 2013, net cash provided by financing activities was $4,832 received from proceeds from issuance of common stock and advance from related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

11 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

13 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA HOLDING GROUP, CORP.
Dated: July 15, 2013	By: /s/ Tatiana Mironenko
Tatiana Mironenko, President and Chief Executive Officer and Chief Financial Officer

14 | Page