Form 10-K
period 2013-08-31
VISTA HOLDING GROUP, CORP.
filed 2013-11-14
CIK 1557796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-184795

VISTA HOLDING GROUP, CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0379615 IRS Employer Identification Number	7389 Primary Standard Industrial Classification Code Number

Vista Holding Group, Corp.

Runovsky per., 11/13 str. 2, kv. 36

Moscow, Russia 115184

Tel. (702) 425-5735

____________________________

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of November 13, 2013, the registrant had 4,140,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of November 13, 2013.

2 | Page

3 | Page

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Mine Safety Disclosures

None.

4 | Page

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “VSHG”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of November 13, 2013, the 4,140,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended August 31, 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

5 | Page

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED AUGUST 31, 2013 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2012.

Our net loss for the fiscal year ended August 31, 2013 was $15,350 compared to a net loss of $117 during the period from inception (August 2, 2012) to August 31, 2012. During fiscal year ended August 31, 2013, the Company did not generate any revenue.

During the fiscal year ended August 31, 2013, we incurred general and administrative expenses of $15,350 compared to $117 in general and administrative expenses incurred during period from inception (August 2, 2012) to August 31, 2012.

Expenses incurred during fiscal year ended August 31, 2013 compared to period from inception (August 2, 2012) to August 31, 2012  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average  number of shares  outstanding  was  2,985,712 for the fiscal year ended August 31, 2013 compared to 466,677 for the period from inception (August 2, 2012) to August 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED AUGUST 31, 2013

As of August 31, 2013, our current assets were $18,262 and our total liabilities were $4,129. As of August 31, 2013, current assets were entirely of $18,262 in cash. As of August 31, 2013, total liabilities were comprised of $3,649 in advance from related party and $480 in accounts payable.

As of August 31, 2013, our total assets were $18,262 comprised entirely of current assets.  Stockholders’ equity was $14,133 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2013, net cash flows used in operating activities was $13,370 consisting of a net loss of $15,350, expenses paid by related party of $1,500 and accounts payable of $480. Net cash flows used in operating activities was $13,370 for the period from inception (August 2, 2012) to August 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2013 net cash provided by financing activities was $28,600, received from proceeds from issuance of common stock and proceeds from related party.  For the period from inception (August 2, 2012) to August 31, 2013, net cash provided by financing activities was $31,632 received from proceeds from issuance of common stock and  proceeds from related party.

6 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2013 and August 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

7 | Page

Item 8. Financial Statements and Supplementary Data

VISTA HOLDING GROUP, CORP.

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

(A Development Stage Company)

We have audited the accompanying balance sheets of  as of  and the related statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2013, the period from inception on August 2, 2012 through August 31, 2012 and for the period from inception on August 2, 2012 through August 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of  as of  and the related statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2013, the period from inception on August 2, 2012 through August 31, 2012 and for the period from inception on August 2, 2012 through August 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered accumulated net losses of $15,467 and will need additional working capital for its planned activity and to service its debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 13, 2013

9 | Page

VISTA HOLDING GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	AUGUST 31, 2013	AUGUST 31, 2012
ASSETS
Current Assets
Cash	$ 18,262	$ 3,032
Total current assets	18,262	3,032
Total assets	$ 18,262	$ 3,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 480	$ -
Due to related party	3,649	349
Total current liabilities	4,129	349
Total liabilities	4,129	349
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,140,000 and 2,800,000 shares issued and outstanding, respectively	4,140	2,800
Additional paid-in-capital	25,460	-
Deficit accumulated during the development stage	(15,467)	(117)
Total stockholders’ equity	14,133	2,683
Total liabilities and stockholders’ equity	$ 18,262	$ 3,032

The accompanying notes are an integral part of these financial statements.

10 | Page

VISTA HOLDING GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	YEAR ENDED AUGUST 31, 2013	From Inception (AUGUST 2, 2012) to AUGUST 31, 2012	From Inception (AUGUST 2, 2012) to AUGUST 31, 2013
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	15,350	117	15,467
Net loss from operations	(15,350)	(117)	(15,467)
Net loss	$ (15,350)	$ (117)	$ (15,467)
Loss per common share – basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding-basic and diluted	2,985,712	466,677

The accompanying notes are an integral part of these financial statements.

11 | Page

VISTA HOLDING GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 2, 2012 (INCEPTION) TO AUGUST 31, 2013
	Common Stock		Additional paid-in-capital	Deficit Accumulated during the Development	Total Stockholder’s
	Shares	Par Value		Stage	Equity
Balance at Inception on August 2, 2012	-	$ -	$ -	$ -	$ -
Shares issued for cash at $0.001 per share	2,800,000	2,800	-		2,800
Net loss for the period ended August 31, 2012	-	-		(117)	(117)
Balance, August 31, 2012	2,800,000	2,800	-	(117)	2,683
Shares issued for cash at $0.02 per share	1,340,000	1,340	25,460		26,800
Net loss for the period ended August 31, 2013				(15,350)	(15,350)
Balance, August 31, 2013	4,140,000	$ 4,140	$ 25,460	$ (15,467)	$ 14,133

The accompanying notes are an integral part of these financial statements.

12 | Page

VISTA HOLDING GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	YEAR ENDED AUGUST 31, 2013	From Inception (AUGUST 2, 2012) to AUGUST 31, 2012	From Inception (AUGUST 2, 2012) to AUGUST 31, 2013
Operating Activities
Net loss	$ (15,350)	$ (117)	$ (15,467)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Expenses paid by a related party	1,500	117	1,617
Changes in operating assets and liabilities:
Accounts payable	480	-	480
Net cash used in operating activities	(13,370)	-	(13,370)
Financing Activities
Due to related party	1,800	232	2,032
Common stock issued for cash	26,800	2,800	29,600
Net cash provided by financing activities	28,600	3,032	31,632
Net increase in cash and equivalents	15,230	3,032	18,262
Cash and equivalents at beginning of the period	3,032	-	-
Cash and equivalents at end of the period	$ 18,262	$ 3,032	$ 18,262
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

VISTA HOLDING GROUP, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Vista Holding Group, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 2, 2012.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through August 31, 2013 the Company has not generated any revenue and has accumulated losses of $15,467.  The Company plans to commence operations in the business of development of 3D virtual tours and running a web guide of 3D virtual tours for public venues.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $15,467 as of August 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At August 31, 2013 the Company's bank deposits did not exceed the insured amounts.

Basic Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of August 31, 2013, the Company had no potential dilutive shares.

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

14 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense of $0 from Inception (August 2, 2012) to August 31, 2013.

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

Stock-Based Compensation

As of August 31, 2013 the Company has not issued any stock-based payments to its employees.

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

On August 27, 2012, the Company issued 2,800,000 shares of its common stock at $0.001 per share for total proceeds of $2,800.  For the year ended August 31, 2013, the Company issued 1,340,000 shares of its common stock at $0.02 per share for total proceeds of $26,800.

As of August 31, 2013 the Company had 4,140,000 shares issued and outstanding.

NOTE 3 – DUE TO RELATED PARTY

During the periods ended August 31, 2012 and August 31, 2013, a Company director loaned $232 and $1,800, respectively, for operating expenses and paid expenses of $117 and $1,500, respectively, on behalf of the Company. As of August 31, 2013 and August 31, 2012, $3,649 and $349, respectively, is due to this Company director. The amount is due on demand, non-interest bearing and unsecured.

15 | Page

NOTE 4 – INCOME TAXES

The Company follows ASC 740, under which deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.  As of August 31, 2013, the Company’s cumulative net operating loss was $15,467.

The tax effect on the income statement at the expected rate of 34 percent of significant items for the years ended August 31, 2013 and August 31, 2012 is as follows:

	August 31, 2013	August 31, 2012
Income tax expense at statutory rate	$ (5,219)	$ (40)
Change in valuation allowance	5,219	40
Income tax expense per books	$ -	$ -

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	August 31, 2013	August 31,
		2012
Net operating loss carryover	$ 5,259	$40
Valuation allowance	(5,259)	(40)
Net deferred tax asset	$ -	$-

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

16 | Page

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

17 | Page

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

Name and Address of Executive Officer and/or Director	Age	Position

Tatiana Mironenko Runovsky per., 11/13 str. 2, kv. 36, Moscow, Russia 115184	33	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Tatiana Mironenko has acted as our President, Treasurer, Secretary and sole Director since our incorporation on August 2, 2012.Ms. Mironenko graduated from Siberian State Railway Transport Engineering University in 2003. She obtained a bachelor degree in information systems and technology. In 2005 Ms. Mironenko set up her own advertising agency, Graphica +. Since 2005 Ms. Mironenko has been working as CEO of this company. Graphica+ offers services such as corporate branding, web marketing and optimization, printing different advertising material and packaging, public relations, creation and execution media plans that allows customers to reach the greatest number of target consumers and other services. Graphica+ does not perform any services that may compete with Vista Holding Group Corp., and we will not rely on Graphica+ to provide functions such as office support, sales leads or referrals, shared expenses or assets. Ms. Mironenko intends to devote 20 hours a week of her time to planning and organizing activities of Vista Holding Group, Corp. Once we expand operations, and are able to attract more customers to purchase our product, Ms. Mironenko has agreed to commit more time as required. Because Ms. Mironenko will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to her. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

During the past ten years, Ms. Mironenko has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Ms. Mironenko was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Mironenko’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

18 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on August 2, 2012  to August 31, 2013.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Tatiana Mironenko, President, Secretary and Treasurer	2012 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of August 31, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 13, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Tatiana Mironenko Runovsky per., 11/13 str. 2, kv. 36, Moscow, Russia 115184	2,800,000 shares of common stock (direct)	67.63%

The percent of class is based on 4,140,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended August 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

On August 27, 2012, we issued a total of 2,800,000 shares of restricted common stock to Tatiana Mironenko, our sole officer and director in consideration of $2,800. Further, Ms. Mironenko has advanced funds to us. As of August 31, 2013, Ms. Mironenko advanced us $3,649. There is no due date for the repayment of the funds advanced by Ms. Mironenko. Ms. Mironenko will be repaid from revenues of operations if and when we generate revenues to pay the obligation.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended August 31, 2013, we incurred  approximately  $7,500 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

20 | Page

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1 Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101   Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA HOLDING GROUP, CORP.
Dated: November 13, 2013	By: /s/ Tatiana Mironenko
Tatiana Mironenko, President, Principal Executive and Financial and Accounting Officer

21 | Page