Form 10-Q
period 2014-05-31
VISTA HOLDING GROUP, CORP.
filed 2014-07-15
CIK 1557796

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[X ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 15, 2014
Common Stock, $0.001	4,140,000

2 | Page

3 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTA HOLDING GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	MAY 31, 2014 (UNAUDITED)	AUGUST 31, 2013
ASSETS
Current Assets
Cash	$ -	$ 18,262
Total current assets	-	18,262
Total assets	$ -	$ 18,262
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 300	$ 480
Due to related party	7,849	3,649
Total current liabilities	8,149	4,129
Total liabilities	8,149	4,129
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,140,000 shares issued and outstanding	4,140	4,140
Additional paid-in-capital	25,460	25,460
Deficit accumulated during the development stage	(37,749)	(15,467)
Total stockholders’ equity (deficit)	(8,149)	14,133
Total liabilities and stockholders’ equity (deficit)	$ -	$ 18,262

The accompanying notes are an integral part of these condensed financial statements.

4 | Page

VISTA HOLDING GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED MAY 31, 2014	THREE MONTHS ENDED MAY 31, 2013	NINE MONTHS ENDED MAY 31, 2014	NINE MONTHS ENDED MAY 31, 2013	From Inception (AUGUST 2, 2012) to MAY 31, 2014
Revenues	$ -	$ -	$ -	$ -	$ -
Expenses
General and administrative expenses	2,498	1,560	22,282	6,196	37,749
Net loss from operations	(2,498)	(1,560)	22,282	6,196	(37,749)
Net loss	$ (2,498)	$ (1,560)	$ (22,282)	$ (6,196)	$ (37,749)
Loss per common share – basic and diluted	$ (0.00)	$ (0.000	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding-basic and diluted	4,140,000	2,800,000	4,140,000	2,800,000

The accompanying notes are an integral part of these condensed financial statements.

5 | Page

VISTA HOLDING GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED MAY 31, 2014	NINE MONTHS ENDED MAY 31, 2013	From Inception (AUGUST 2, 2012) to MAY 31, 2014
Operating Activities
Net loss	$ (22,282)	$ (6,196)	$ (37,749)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Expenses paid by a related party	-	1,500	1,617
Changes in operating assets and liabilities:
Accounts payable	(180)	-	300
Net cash used in operating activities	(22,462)	(4,696)	(35,832)
Financing Activities
Advances from related party	4,200	1,800	6,232
Common stock issued for cash	-	-	29,600
Net cash provided by financing activities	4,200	1,800	35,832
Net change in cash and equivalents	(18,262)	(2,896)	0
Cash and equivalents at beginning of the period	18,262	3,032	-
Cash and equivalents at end of the period	$ 0	$ 136	$ 0
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

6 | Page

VISTA HOLDING GROUP, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2014

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Vista Holding Group, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 2, 2012.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through May 31, 2014 the Company has not generated any revenue and has accumulated losses of $37,749.  The Company plans to commence operations in the business of development of 3D virtual tours and running a web guide of 3D virtual tours for public venues.

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

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the years ended August 31, 2013 and 2012 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended August 31, 2013 and 2012. The interim results for the three and nine months ended May 31, 2014 are not necessarily indicative of the results to be expected for the year ending August 31, 2014 or for any future interim periods.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $37,749 as of May 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

7 | Page

VISTA HOLDING GROUP, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2014

(UNAUDITED)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At May 31, 2014 the Company closed their bank accounts.

Basic Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of May 31, 2014, the Company had no potential dilutive shares.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense of $0 from Inception (August 2, 2012) to May 31, 2014.

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

MAY 31, 2014

(UNAUDITED)

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

Stock-Based Compensation

The Company accounts for its stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award. As of May 31, 2014 the Company has not issued any stock-based payments to its employees.

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

As of May 31, 2014 the Company had 4,140,000 shares issued and outstanding.

NOTE 3 – DUE TO RELATED PARTY

For the nine month period ended May 31, 2014, net cash flows from financing activities was $4,200 received from advance from related party.

As of May 31, 2014, a Director had loaned the Company $6,232 to pay for operating expenses and had paid $1,617 for expenses on behalf of the Company which comprises the amount of $7,849 in due to related party on the balance sheet.  During the nine month period, the Company received a total $4,200 of cash proceeds from a director.  The amount is due on demand, non-interest bearing and unsecured.

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

10 | Page

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on August 2, 2012 to May 31, 2014.  Since our inception to May 31, 2014, we have accumulated a deficit of $37,749.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May 31, 2014 Compared to the Three Month Period Ended May 31, 2013

Our net loss for the three month period ended May 31, 2014 was $2,498 compared to a net loss of $1,560 during the three month period ended May 31, 2013.

During the three month period ended May 31, 2014, we incurred  general and administrative expenses and professional fees of $2,498 compared to $1,560 incurred during the three month period ended May 31, 2013. General and administrative and professional fee expenses incurred during the three month period ended May 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,140,000 for the three month period ended May 31, 2014.

Nine Month Period Ended May 31, 2014 Compared to the Nine Month Period Ended May 31, 2013

Our net loss for the nine month period ended May 31, 2014 was $22,282 compared to a net loss of $6,196 during the nine month period ended May 31, 2013.

During the nine month period ended May 31, 2014, we incurred  general and administrative expenses and professional fees of $22,282 compared to $6,196 incurred during the nine month period ended May 31, 2013. General and administrative and professional fee expenses incurred during the nine month period ended May 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,140,000 for the nine month period ended May 31, 2014.

11 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2014 our current assets were $0 compared to $18,262 in current assets at August 31, 2013. As at May 31, 2014, our current liabilities were $8,149 compared to $4,129 at August 31, 2013.

Stockholders’ deficit was $8,149 as of May 31, 2014 compared to Stockholders’ equity of $14,133 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended May 31, 2014, net cash flows used in operating activities was $22,462. Net cash flows used in operating activities was $35,832 for the period from inception (August 2, 2012) to May 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended May 31, 2014, net cash flows from financing activities was $4,200 received from advance from related party.

For the period from inception (August 2, 2012) to May 31, 2014, net cash provided by financing activities was $35,832 received from proceeds from issuance of common stock and advance from related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

12 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

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

14 | Page

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

VISTA HOLDING GROUP, CORP.
Dated: July 15, 2014	By: /s/ Tatiana Mironenko
Tatiana Mironenko, President and Chief Executive Officer and Chief Financial Officer

15 | Page