Form 10-K
period 2014-08-31
THAT MARKETING SOLUTION, INC.
filed 2014-12-11
CIK 1557796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 333-184795

THAT MARKETING SOLUTION, INC.

(Exact Name of registrant as specified  in its charter)

Nevada	99-0379615
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4535 South 2300 East, Suite B

Salt Lake City, Utah 84117

 (Address of principal executive offices)

(866) 731-8882

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [X]   No [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second fiscal quarter.

July 21, 2014 - $1,353,400.  There are approximately 26,800,000 shares of common voting stock of the Registrant beneficially owned by non-affiliates.  On July 21, 2014, which is the first available closing sale date, the closing sale price of the Registrant’s.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing sale price of $0.0505 per share of the Registrant's common stock on the OTC Bulletin Board.  These computations take into account the 20 for 1 forward split of the Registrant’s common stock that was effective on the OTC Bulletin Board as of September 17, 2014.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[  ]  Yes   [  ]  No  Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

December 3, 2014:  Common – 283,800,000

Documents incorporated by reference: See Item 15.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “That Marketing” the “Company,” “we,” “us,” “our” and words of similar import refer to That Marketing Solution, Inc., a Nevada corporation, unless the context requires otherwise.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to successfully implement our business plan;

•

declines in general economic conditions in the markets where we may operate; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “Commission” or the “SEC”), including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

•

Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

PART I

ITEM 1.  BUSINESS

Business Development

Organization and Other Corporate Developments

The Company was incorporated in the state of Nevada on August 2, 2012, and established a fiscal year end of August 31. The Company plans to launch our first efforts during the first quarter of 2015 with our Low-T Vitamin Formula. We are a development-stage company based in Salt Lake City, Utah and we are engaged in the business of the development, sales, marketing and advertising of products through campaigns that involve the use of internet marketing, social media, e-mail databases, customer retention management (“CRM”) software, telephone call center support and strategic merchant services relationships. While we intend to build product portfolios composed of products from a variety of industries, our initial efforts have focused on products in the nutritional supplements industry. As indicated in our Current Report on Form 8-K dated August 18, 2014, and filed with the Commission on the same date, we have already acquired the first product in our planned nutritional supplements portfolio, a blend of nutritional supplements called Low-T (as further described below under the section entitled “Business”) that is targeted at men suffering from low testosterone levels. In the near future, we plan to identify additional product acquisitions, also in the nutritional supplements industry, to expand and diversify our product portfolio. We also plan to develop a portfolio of products in the nutritional supplements industry by applying our in-house competencies in the areas of product development, brand strengthening, marketing, social media and advertising such that the products in our portfolio will gain traction in the United States.

On June 30, 2014, we entered into an Asset Purchase Agreement (the “APA”) with Darren Lopez. Pursuant to the terms of the APA, the Company acquired certain assets owned by Mr. Lopez (the “Assets”) in exchange for the issuance by the Company to Mr. Lopez of 10,000,000 pre-forward split shares of the Company’s $0.001 par value common stock (the “Common Stock”). The Assets consist primarily of the rights to a proprietary formula for a blend of nutritional supplements called Low-T Vitamin Formula (“Low-T”).  Low-T capsules are intended to be a natural, non-FDA regulated, over-the-counter supplement that addresses the primary contributing factors of decreased levels of testosterone in males over the age of 30. Please see the section entitled “Business” below.

Upon closing of the APA on July 31, 2014: (i) Mr. Lopez was appointed as President, Secretary, Treasurer, member of the Company’s Board of Directors (the “Board”), and (ii) Tatiana Mironenko resigned from her positions as President, Secretary, Treasurer and a member of the Board.

The foregoing description of the APA, the Assets and related transactions does not purport to be complete and is qualified in its entirety by reference to the complete text of the APA, which was filed as Exhibit 2.1 to our Current Report on Form 8-K dated August 18, 2014, and which is incorporated herein by reference.

As of July 31, 2014, we discontinued entirely our previous line of business as a provider of 3D virtual tours.  The Assets acquired pursuant to the APA are located at 4535 S. 2300 East, Suite B, Salt Lake City, Utah 84117 and will be principally used to conduct the business of the Company, as described below.

On November 28, 2014, which is subsequent to the end of the period covered by this Report, we executed and closed a Sale/Purchase Agreement of AquaV Assets (the “AquaV Agreement”), by which we acquired certain methods for solubilizing, dispersing, flavoring, stabilizing and extending the release of various substances for use in nutritional, cosmetic/skin care, cosmeceutical, pharmaceutical and personal care, together with certain solubilization equipment and other equipment.  The foregoing description of the AquaV Agreement  does not purport to be complete and is qualified in its entirety by reference to the complete text of the AquaV Agreement, which was filed as Exhibit 10 to our Current Report on Form 8-K dated November 28, 2014, and which is incorporated herein by reference.

Business

Principal products or services and their markets

On July 31, 2014, which was the closing date of the APA, we acquired the rights to a proprietary formula for a blend of nutritional supplements called Low-T Vitamin Formula (“ Low-T ”). Low-T capsules are intended to be a natural, non-FDA regulated, over-the-counter supplement that addresses the primary contributing factors of decreased levels of testosterone in males over the age of 30. The following is a brief description of the ingredients that compose Low-T, and how each of these ingredients helps to supplement the body’s own testosterone production:

Bulbine Natalensis

This South African herb naturally boosts testosterone, while simultaneously lowering estrogen levels in the body. Rodents who were given 25mgs/kg of bodyweight of this ingredient demonstrated an average testosterone level at 260% of the control group (with a concurrent 20% decrease of estrogen) when administered at the lowest tested dosage. Rodents taking 50mgs/kg showed a 347% increase in testosterone levels compared to the control group.

Nettle Root

Nettle Root grows in many parts of the world, but has been naturalized to Brazil. This root contains an aromatase inhibitor. Aromatase is the enzyme present in belly fat that makes testosterone inactive. Additionally, Nettle Root is high in zinc, which offers prostate support, and it also inhibits Sex Hormone-Binding Globulin (SHBG) – which is linked to male infertility, low sex drive and erectile dysfunction. By adding Nettle Root to the Low-T, a natural increase of testosterone and optimum male hormone balance can be achieved.

DHEA

Dehydroepiandrosterone (“ DHEA ”) is a steroid hormone that is produced naturally in the body by the adrenal glands. The body converts DHEA into sex hormones, such as estrogen and testosterone. DHEA levels typically peak for men in the late 20’s, and further decline with age. In a placebo-controlled, randomized, double blind study, researchers from the Washington School of Medicine demonstrated that DHEA supplementation helps to prevent abdominal obesity, and may be a useful treatment in metabolic syndrome, which is a condition where six or more risk factors for heart disease and diabetes are present. Researchers also discovered a significant increase in insulin sensitivity when using DHEA. By offering protection against insulin resistance, and reducing fat levels, DHEA provides a significant overall health benefit including higher levels of energy, and a decreased risk of cardiovascular diseases.

Vitamin B5

There are a number of vitamins and minerals that have been shown to be essential to promote natural, healthy testosterone production in men. One such vitamin is Vitamin B5. Men who suffer from low testosterone often have overworked adrenal glands, and Vitamin B5 has been shown to help support adrenal glands, and increase their natural production of testosterone.

Basella Alba

Basella Alba is an edible perennial vine found in Asia and Africa. It is commonly known as Asian spinach. Research shows Basella Alba can help increase healthy bodyweight, as well as increase seminal weight, due to its ability to significantly increase the body’s natural production of testosterone.

In addition to the product described above, we also acquired the following as part of the Assets:

•	Manufacturing relationship with UST Sales Corp. This manufacturer has established sources for the key ingredients and is a pharmaceutical grade manufacturing facility.

•	Low-T Logo and various artwork and sales sheets.

•	The company plans on developing and branding the Low-T Vitamin product via a website and landing pages in time for a Q1 of 2015 roll out strategy.

Distribution Methods of the Products or Services

We intend that by putting the products in our nutritional supplements portfolio through our “marketing incubator”, said products will gain traction in the United States. Our marketing incubator is principally composed of several strategic components, including social media marketing, direct e-mail campaigns, Internet marketing campaigns, call center coverage and relationships with merchant services.

Social Media Marketing

We believe that when marketing nutritional supplements like Low-T, the best means of educating potential consumers is through word of mouth. In the digital age we live in, the modern equivalent of a word of mouth recommendation translates into postings and “tweets” on Facebook, blogs and Twitter. We believe we have developed a unique method of mining the data attached to the aforementioned social media platforms with the intention of converting digital impression into sales of our products. The following is a very brief synopsis of the social media marketing tools and proprietary strategies we intend to employ:

·

Followers : Currently, we have access to more than 90 million active Facebook accounts. This entire database of followers is organized into market sector subsets, as well as into any number of subsets based on demographic, geographic and other highly specific applied variables and data points we select to ensure we can develop laser-focused messaging and branding strategies.

·

Graph Surveys : We have access to a proprietary algorithm through which we can generate very specific surveys and data-collecting initiatives to conduct market research that tells us about the individuals who comprise a target market or profile subset. This data helps to define a product’s audience, and yields the type of specificity that helps to ensure the success of our campaigns. In addition, the data garnered from these surveys helps determine user behavior and propensities to purchase.

·

User Sentiments : We have access to a proprietary algorithms which we apply to our social media database to make it possible for us to evaluate user sentiment and/or interest about our products. Surveys, queries, keywords, Facebook ‘Likes’ and interest campaigns all help us uncover specific facts about what targeted groups of users within our 90 million active accounts think or feel about our products. For example, men who are experiencing symptoms common to sufferers of low testosterone are systematically identified through our queries, and then clustered into new subsets based on the specific parameters we apply. The data we yield from these methods provides critical insights into the brand messaging we need to use for subsets within our target market, and helps to generate marketing and branding campaigns based on the true sentiment and interest indicators found within our target market.

Direct Email Campaigns

Our team has access to multiple specifically targeted email databases. Each e-mail address holder in this database is highly analyzed, and specifically organized into subsets inside of larger subsets. Many of our e-mail lists are comprised of addresses obtained through unique push campaigns where the people attached to the e-mail address paid to be a part of the database. These lists are collected in active archives that allow us to push information as well as product offers directly to people who have made it known they want to know about our offers. Each e-mail campaign is critically developed using some of our tested methods to ensure the messaging is tailored to a specific individual, and each of our campaigns include up-sale offers to convert a single e-mail push into multiple sales.

Internet Marketing Campaigns

The mainstream, “brick and mortar” marketplace has been disrupted by the fact that many consumers now shop for products on-line in an attempt to find lower priced or of better quality/value products than those that the consumer might find in a physical storefront location. As a result, internet marketing has become a vital part of our marketing strategy. There are a number of variables in play when it comes to executing a truly successful campaign for legitimate products via an internet campaign. Using the our product portfolio focus as an example, finding nutritional supplements via an internet campaign is a common way consumers might access information about these products before ultimately making a purchase decision. In order to set the internet marketing campaigns for our products apart from competitors carrying out similar internet campaigns for their nutritional supplement products, we have developed a strategy composed of the following components:

·

Landing Pages : A well-crafted website landing page is a key element to our strategy. Each landing page we create for products such as Low-T takes into account the neural linguistic messaging (“NLM”), and application of graphic and visual content placement presented to the consumer through the product’s website landing page. Our team creates multiple customized pages with specific messaging that applies the data we’ve already learned about the sentiment of our target market consumers. We utilize advertorial content, jump pages, partial page concepts, buy pages, and up-sell pages that convert our target market into current and continuing customers for our products and services.

·

CRM : The customer experience is one of our most important considerations. So our campaigns will integrate all of our various landing pages into our “Clickja CRM” strategy. This strategy is a turnkey solution that provides all of the following proprietary features:

·	Easy product set up for different campaigns for the same product
·	The ability to add hundreds of merchant accounts with total load balancing
·	The ability to set up publisher accounts with private log-in and reports
·	Customized reporting tools including billing, publisher conversions, conversions by hour, refunds, fulfillment, declines, tracking and many more
·	Automated fulfillment reporting
·	Up-sell and buy page monetization of complete sales cycles

Merchant Services

Another component of our marketing campaign is to make sure that we execute our sales, and protect ourselves, as well as our clients, from fraud. We have a strategic relationship with a number of the leading merchant services processors, which gives us the ability to transact business globally. By leveraging hundreds of merchant accounts for each campaign, we have the ability to handle charge-backs and product returns without compromise or decreased momentum to any of our marketing campaigns.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

Our business is very fragmented and competitive.  Potential competition within the Low T marketplace comes from OTC products, as well as prescription offerings.

Low Testosterone Treatment

Based on conclusive research done by some of the nation’s most reputable medical institutions, low testosterone levels in men is a real health risk. However, the treatment of low-t and the accompanying symptoms fall into one of two categories: natural supplements or pharmaceutically based therapies. As is clear by now, the Low-T Vitamin Formula is based on nutrition and natural formulations to achieve healthy, balanced testosterone production and decreased estrogen levels in the body. Here is a brief overview of the pharmaceutical offerings, and how these synthetic therapies differ from our natural Low-T Vitamin Formula.

Prescription Offerings:

Gels and Solutions:

(Example - AndroGel)

Testosterone gels and solutions are applied daily. The testosterone in the gel or solution is absorbed into the body through the skin. Common side effects include nausea, vomiting, headache, dizziness, hair loss, trouble sleeping, change in sexual desire, redness/swelling of the skin, change in skin color, or acne. Typically these gels and solutions are harmful to women, and after application, men should avoid contact with women and children for at least one hour.

Patches:

(Example – Androderm)

Patches allow testosterone to be gradually absorbed by the skin. Patches are applied daily. Common side effects include redness, itching, burning, or hardened skin where the skin patch is worn, breast swelling or tenderness, increased acne or hair growth, headache, depressed mood, or changes in your sex drive. Many of the prescription patches on the market have known drug interactions with commonly prescribed drugs, and just like the gels/solutions, exposure to the active ingredients on the patch is harmful to women and children. Testosterone can cause birth defects in a fetus, so pregnant women should avoid coming into contact with testosterone topical gels, or with a man's skin where a testosterone topical patch has been worn or the gel has been applied.

Injections:

(Example – Depo)

Testosterone injections, usually administered in the upper buttock, are typically given every 1-2 weeks by a doctor. Common side effects include nausea, vomiting, headache, skin color changes, increased/decreased sexual interest, oily skin, hair loss, and acne. Pain and redness at the injection site may also occur. The active ingredient in a synthetic testosterone injection like Depo is called testosterone cypionate.

Pellets:

(Example – TESTOPEL)

A doctor places pellets under the skin near the hip during a surgical procedure to gradually introduce synthetic testosterone into the body. Common side effects include nausea, jaundice, alterations in liver function tests, (in rare cases) hepatitis; retention of sodium, chloride, water, potassium, calcium and inorganic phosphates; increased or decreased libido, headache, anxiety, depression; and inflammation and pain at the site of subcutaneous implantation of testosterone containing pellets.

As more FDA-approved products hit the market, the baby boomer generation is taking note. In 2011, consumers spent approximately $1.6 billion on prescription testosterone therapies, almost triple the amount spent in 2006, according to market research company IMS Health.

Sources and Availability of Raw Materials and Names of Principal Suppliers

At the current time, the Company is outsourcing this function to UST Corp., including all raw material procurement and production. UST Corp. is an FDA approved lab.

Dependence on One or a Few Major Customers

The market for our products is diffuse.  In launching the Low-T Formula, the Company is relying on direct sales mechanisms, including online advertising campaigns, Facebook, SEO and keyword strategies and email campaigns.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

There is no need for governmental approval as the FDA regulates both finished dietary supplement products and dietary ingredients. FDA regulates dietary supplements under a different set of regulations than those covering "conventional" foods and drug products. Under the Dietary Supplement Health and Education Act of 1994 (DSHEA):

•

Manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded.  That means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of DSHEA and FDA regulations.

FDA is responsible for taking action against any adulterated or misbranded dietary supplement product after it reaches the market.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We voluntarily file SEC reports with the SEC and are subject to the disclosure requirements of Regulation S-K of the Commission, as a “smaller reporting company.”  That designation relieves us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’

appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has substantially increased our legal and accounting costs.

Emerging Growth Company

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1 billion in annual revenue, more than $700 million in market value of our common stock is held by non-affiliates or we issue more than $1 billion of non-convertible debt over a three-year period.

Research and Development Costs During the Last Two Fiscal Years

During the fiscal years ended August 31, 2014, and 2013, we incurred no product research and development costs.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report on Form 10-K, we have no employees besides Louis J. Zant, the Company’s Chief Executive Officer and Chairman, and Darren J. Lopez, the Company’s President.  Under the terms of the AquaV Agreement, we agreed to enter into employment agreements with Matthew Smith and Clint Sorensen, but we have not yet entered into any such agreements.  See our Current Report on Form 8-K dated November 28, 2014, which is incorporated herein by reference.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find this Annual Report and all reports that we file electronically with the SEC at their Internet site www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  This Annual Report, and our SEC reports or other registration statements, once filed, will also be available from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

ITEM 1A.  RISK FACTORS

Risk Factors

An investment in our Common Stock involves a high degree of risk. Before deciding whether to invest in our Common Stock, you should consider carefully the risks discussed below. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our Common Stock could decline and investors could lose all or part of their investment.

Risks Related to Our Company

We are a development stage company; we have a history of losses; there are doubts about our ability to continue as a going concern.

We have not achieved our planned principal operations and we are in the development stage of operations. We have incurred net losses since inception, and at this time as well as for the foreseeable future, we expect to finance our activities and overhead expenses through the issuance and sale of our debt or equity securities. The recoverability of the costs incurred by the Company to date is highly uncertain and is dependent upon achieving commercial production and sales of its products, of which no assurances can be given. The Company’s prospects must be considered in light of the risks, expenses and difficulties which are frequently encountered by companies in the development stage in the emerging industry that we hope to commence operations in.

We expect to incur increased operating expenses during the fiscal year ending August 31, 2015, and for the foreseeable future. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a development stage business, including, but not limited to, uncertainty as to development and the time required for the Company’s planned products to become available in the marketplace. There can be no assurance that the Company will ever generate revenues or achieve profitability at all or on any substantial basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern, and as such, we expect our independent auditor will express substantial doubt about our ability to continue as a going concern. A result of such a doubt regarding our ability to continue as a going concern may be that the Company will find it difficult to raise capital. If the Company ceases or curtails its development activities due to such difficulties, it is highly likely that you would lose your entire investment.

We will require substantial additional capital to pursue our business plan.

The Company has no revenues and no income. The Company’s capital requirements will depend on many factors, including, among other things, the cost of developing its business and marketing activities, the efficacy and effectiveness of its proposed products, costs (whether or not foreseen), the length of time required to collect accounts receivable it may in the future generate, competing technological and market developments and acceptance. Changes in the Company’s proposed business or business plan could materially increase the Company’s capital requirements. The Company cannot assure you that its proposed plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than currently anticipated.

The Company will need to obtain substantial additional financing to, among other things, fund the future development of any services, products or product lines it attempts to undertake and for general working capital purposes. Any additional equity financing, if available, may be dilutive to stockholders and any such additional equity securities may have rights, preferences or privileges that are senior to those of the holders of its shares of Common Stock. Debt financing, if available, will require payment of interest and may involve security interests on the Company’s assets and restrictive covenants that could impose limitations on the Company’s operating flexibility.

The Company’s ability to obtain needed financing may be impaired by such factors as the capital markets, the capital structure of the Company, the development stage of the Company, the lack of an active market for the shares of Common Stock, and the Company’s lack of profitability, all of which would impact the availability or cost of future financings. The Company cannot assure prospective investors that it will be able to obtain requisite financing in a timely fashion or at all or, if obtained, that such financing will be on acceptable terms. The Company’s inability to obtain needed financing on acceptable terms would have a material, adverse effect on the implementation of its proposed business plan and could result in a total loss of your investment.

We must effectively manage the growth of our operations, or our company will suffer.

Our ability to successfully implement our business plan requires an effective planning and management process. If funding is available, we may elect to increase the scope of our operations and acquire complementary businesses. Implementing our business plan will require significant additional funding and resources. If we grow our operations, we will need to hire additional employees and make significant capital investments. If we grow our operations, it will place a significant strain on our existing management and resources. If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

The Company is wholly dependent on Louis J. Zant and Darren Lopez.

The Company is wholly dependent on Messrs. Zant and Lopez, who are its sole executive officers and directors. The future performance of the Company will depend on the continued service of Messrs. Zant and Lopez and the Company’s ability to retain them and/or hire additional qualified persons. The Company has not yet entered into an employment agreement with either Mr. Zant or Mr. Lopez, but may do so in the future. It is expected that such employment agreement will, among other terms, permit Messrs. Zant and Lopez to conduct other business activities outside of their employment with the Company. The Company has not obtained any “key-man” life insurance policies nor does it presently plan to obtain or maintain any such policies on Mr. Zant or Mr. Lopez or any other of its possible future employees. The loss of either Mr. Zant or Mr. Lopez would materially and adversely affect the Company’s proposed business.

Our results of operations may fluctuate from quarter to quarter, which could affect our business, financial condition and results of operations.

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to:

·	Spending patterns of consumers may change.
·	Public perception of our products.
·	Advertising costs (TV, Radio, Online) and media may fluctuate due to upcoming elections.
·	Consumer acceptance of products may differ.
·	Political and economic factors, e.g., war, natural disasters, etc.

These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.

We may be unable to maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. We do not at the moment have a chief financial officer, a chief accounting officer, or any employee with a financial or accounting background, though we are conducting a search for such an individual. At present, we would be unable to conclude that we maintain an effective system of internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with the SEC, reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, cause our stock price to drop.

Risks Related to Our Business and Industry

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

We will be highly dependent upon consumer acceptance of the safety, efficacy and quality of our products, as well as similar products distributed by other companies. Consumer acceptance of products can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. In addition, recent studies have challenged the safety or benefit of certain nutritional supplements and dietary ingredients. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less than favorable or that question earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, or that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our business, reputation, financial condition or results of operations.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

Currently we are a development stage company and we believe we have no products requiring liability insurance. However, in the future we intend to obtain insurance coverage because if we become a retailer, formulator and/or manufacturer of products designed for human consumption, we will be subject to product liability claims if the use of our products, whether manufactured by us or by our third-party manufacturer, were to be alleged to have resulted in illness or injury or if our products were to include inadequate instructions or warnings. Our products will consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements, and are not necessarily subject to pre-market regulatory approval or clearance by the U.S. Food and Drug Administration (“ FDA ”) or other governmental authorities. Our products could contain spoiled or contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.

If we experience product recalls, we may incur significant and unexpected costs and damage to our reputation and, therefore, could have a material adverse effect on our business, financial condition or results of operations.

To the extent we engage in product sales in the future, we may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacture, labeling, promotion, sale or distribution of our products. A recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brands and lead to decreased demand for our products. In addition, a recall, withdrawal or seizure of any of our products would require significant management attention, would likely result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations.

We acquire a significant amount of key ingredients for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues .

We acquire a significant amount of key ingredients for a number of our products from suppliers outside of the United States.  Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency  fluctuations.  We cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations.  There have in the past been quality and safety issues in our industry with certain items imported from overseas.  We may incur additional expenses and experience shipment delays due to preventative measures adopted by the U.S. government, our suppliers and our company.

We operate in a highly competitive industry and compete against many large companies that could harm our business.

Many companies worldwide are dedicated to our business of developing, selling, marketing and advertising products in the nutritional supplement industry. We expect more companies to enter this industry. Our competitors vary in size from small companies to very large companies with dominant market shares and substantial financial resources. Most of our competitors have significantly greater financial, marketing and development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new supplements, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our suppliers to the same degree as certain of our competitors. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our supplements. These competing products and services may significantly affect the demand for our services. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and product development resources than we have. If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

We may be unable to protect our intellectual property from infringement by third parties, and third parties may claim that the Company infringes on their intellectual property, either of which could materially and adversely affect the Company.

Despite our efforts to protect the Company’s intellectual property, third parties may infringe or misappropriate the Company’s intellectual property or may develop intellectual property competitive with that of the Company. The Company’s competitors may independently develop similar technology or otherwise duplicate the Company’s proposed processes or services. As a result, the Company may have to litigate to enforce and protect its intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is particularly expensive, time-consuming, diverts the attention of management and technical personnel and could result in substantial cost and uncertainty regarding the Company’s future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit the Company’s ability to produce and/or market its products in the future and would likely have a material, adverse effect on any revenues the Company may in the future be able to generate by the sale or license of such intellectual property.

Our sales and profitability may be affected by changes in economic, business and industry conditions.

If the economic climate in the United States or abroad deteriorates, customers or potential customers could reduce or delay their nutritional supplement purchases or investments. Reduced or delayed nutritional supplement purchases or investments could decrease our sales and profitability. In this environment, our customers may experience financial difficulty and fail to budget or reduce budgets for the purchase of our products and professional development, sales, marketing and advertising services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the supplement sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

·	the introduction and market acceptance of new supplement technologies, products and services;
·	new competitors and new forms of competition;
·	the size and timing of customer orders;
·	adverse changes in the credit quality of our customers and suppliers;
·	changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;
·	changes in the terms of our contracts with our customers or suppliers;
·	the availability of products from our suppliers; and
·	variations in product costs and the mix of products sold.

These trends and factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

Risks Related to Our Common Stock

There is a limited market for our common stock, which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TSTS.” There is an extremely limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell shares of our common stock, or the prices at which holders may be able to sell their common stock.

A sale of a substantial number of shares of our common stock may cause the price of the common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our common stock is subject to the “penny stock” rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and
·	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and
·

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Because our principal stockholder controls a significant number of shares of our common stock, he has effective control over actions requiring stockholder approval.

Mr. Lopez, beneficially owns more than 90% of our outstanding shares of Common Stock. Accordingly, he has the ability to control the Company and the outcome of issues submitted to our stockholders.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock would depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2:  PROPERTIES

We do not own any real estate or other properties.

ITEM 3:  LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, except as set forth herein, there are no known legal proceedings against the Company. No governmental agency has instituted proceedings, served, or threatened the Company with any complaints.

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock.  Commencing on or about September 30, 2013, our shares of common stock were quoted on the OTCQB market.   Our common stock is currently quoted on the OTCQB under the symbol “TSTS”.  No assurance can be given that any market for our common stock will develop or be maintained.  If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management, directors or others may have a substantial adverse impact on any such market.  With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” all current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Set forth below are the high and low closing bid prices for our common stock for each quarter of our 2013 and 2014 fiscal years.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC”, formerly known as the “National Quotation Bureau, LLC.”  All prices listed herein reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. Quotations for our common stock commenced on September 30, 2013.

Period	High	Low

September 30, 2013 through November 30,2013	None	None
December 1, 2013 through February 28, 2014	None	None
March 1, 2014 through May 30, 2014	$0.05	$0.05
June 1, 2014 through August 31, 2014	$2.51	$0.05

We affected a 20 for 1 forward split of our common stock September 12, 2014, which is not reflected in the quotations above.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no re-sales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no re-sales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public re-sales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public re-sales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no re-sales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no re-sales under Rule 144 permitted. After one-year holding period – unlimited public re-sales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately six.  This figure does not include an indeterminate number of beneficial owners who may hold their shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities

The Company has not sold any equity securities during the period covered by this Report that were not registered under the Securities Act and that have not already been disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 June 1, 2014, through June 30, 2014	-0-	-0-	-0-	-0-
Month #2 July 1, 2014, through July 31, 2014	-0-	-0-	-0-	-0-
Month #3 August 1, 2014, through August 31, 2014	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.  Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.  We have no obligation to update any of our forward-looking statements other than as required by law.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Starting the first quarter of 2015, the Company intends to build our business starting with the production of Low-T, and then by identifying other products – potentially in other industries – to build our product portfolios. By combining such product portfolios with our in-house competencies in the areas of product development, brand strengthening, marketing, social media and advertising, we plan to create a diverse revenue stream across a variety of industries.

We operate with virtually no capital. We are presently attempting to raise sufficient funds to enter into production of Low-T. We estimate that we will require an additional $20,000 to continue to our present development of Low-T and approximately an additional $180,000 to begin actual production of Low-T as well as for working capital. We anticipate that the receipt of such funds would enable us to satisfy our cash requirements for a period of 12 months.

We have no long-term debt, and have been able to meet our past financial obligations, including operational expenses and acquisition costs, on a current basis.

We cannot assure you that we will be able to put Low-T into production or to further develop other products or product portfolios and we cannot assure you that $200,000 would be sufficient to enable us to fully fund our anticipated cash requirements.  In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all.  Should we be unable to raise sufficient funds we may be required to curtail our operating plans if not cease them entirely.  As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

Liquidity

As of August 30, 2014, our cash balance was $2,262.  As outlined above under the subheading “Plan of Operation,” we will require debt or equity funding of approximately $200,000 to begin production of our Low-T product. Our working capital requirements are expected to increase in line with the growth of our business and acquisitions.

In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory of Low-T; (ii) developmental expenses associated with a start-up business; and (iii) sales, marketing and advertising expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Results of Operations

Fiscal Year Ended August 31, 2014, Compared to Fiscal Year Ended August 31, 2013.

We had $0 in revenues for the years ended August 31, 2014 and 2013.  We had $54,683 in general and administrative expenses and $92 in interest expense for a net loss of $54,775 for the year ended August 31, 2014 compared to $15,350 in general and administrative expenses and $0 in interest expense for a net loss of $15,350 for the year ended August 31, 2013.

Going Concern

The independent auditors' report accompanying our August 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business, as to which there can be no assurance.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

That Marketing Solution, Inc. (formerly Vista Holding Group Corp.)

We have audited the accompanying balance sheet of That Marketing Solution, Inc. (formerly Vista Holding Group Corp.) as of August 31, 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of That Marketing Solution, Inc. (formerly Vista Holding Group Corp.) as of August 31, 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has suffered a net loss from operations and has experienced negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

December 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vista Holding Group, Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of Vista Holding Group, Corp., as of August 31, 2013 and the related statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2013, the period from inception on August 2, 2012 through August 31, 2012 and for the period from inception on August 2, 2012 through August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Vista Holding Group, Corp., as of August 31, 2013 and the related statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2013, the period from inception on August 2, 2012 through August 31, 2012 and for the period from inception on August 2, 2012 through August 31, 2013 in conformity with U.S. generally accepted accounting principles.

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

/s/Sadler, Gibb & Associates, LLC.

Salt Lake City, UT

November 6, 2013

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Balance Sheets

	August 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$2,262	$18,262
Total Current Assets	2,262	18,262

TOTAL ASSETS	$2,262	$18,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,673	$480
Accounts and wages payable – related party	21,990	3,649
Accrued interest payable - related party	92	-
Total Current Liabilities	24,755	4,129

Total Liabilities	24,755	4,129

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $0.0001 par value, 500,000,000 shares authorized, 282,800,000 and 82,800,000 shares issued and outstanding, respectively	28,280	8,280
Additional paid-in capital	19,469	21,320
Accumulated deficit	(70,242)	(15,467)
Total Stockholders' Equity (Deficit)	(22,493)	14,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,262	$18,262

The accompanying notes are an integral part of these financial statements.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Statements of Operations

	For the Year Ended
	August 31,
	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	54,683	15,350

Total Operating Expenses	54,683	15,350

OPERATING LOSS	54,683	15,350

OTHER EXPENSE
Interest expense	92	-

Total Other Expense	92	-

NET LOSS	$(54,775)	$(15,350)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	99,786,301	59,714,240

The accompanying notes are an integral part of these financial statements.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, August 31, 2012	56,000,000	$5,600	$(2,800)	$(117)	$2,683

Common stock issued for cash	26,800,000	2,680	24,120	-	26,800

Net loss for the year ended August 31, 2013	-	-	-	(15,350)	(15,350)

Balance, August 31, 2013	82,800,000	8,280	21,320	(15,467)	14,133

Common stock issued for research and development expenses	200,000,000	20,000	(10,000)	-	10,000

Contribution of capital by related parties	-	-	8,149	-	8,149

Net loss for the year ended August 31, 2014	-	-	-	(54,775)	(54,775)

Balance, August 31, 2014	282,800,000	$28,280	$19,469	$(70,242)	$(22,493)

The accompanying notes are an integral part of these financial statements.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Statements of Cash Flows

	For the Year Ended
	August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,775)	$(15,350)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization
Common stock issued for research and development	10,000	-
Expenses paid by related party contributed to capital	4,500	1,500
Changes in operating assets and liabilities
Increase in accounts payable	2,193	480
Increase (decrease) in related party accounts payable and accrued interest	2,092	-
Net Cash Used in Operating Activities	(35,990)	(13,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances, related party	19,990	1,800
Common stock issued for cash	-	26,800
Net Cash Provided by Financing Activities	19,990	28,600

(DECREASE) INCREASE IN CASH	(16,000)	15,230

CASH AT BEGINNING OF PERIOD	18,262	3,032

CASH AT END OF PERIOD	$2,262	$18,262

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Related party payable contributed to capital	$3,649	$-

The accompanying notes are an integral part of these financial statements.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented are those of That Marketing Solution, Inc. (Formerly Vista Holding Group, Corp.) (the Company).  The Company plans to engage in the business of the development, sales, marketing and advertising of products through campaigns that involve the use of internet marketing, social media, e-mail databases, customer retention management software, telephone call center support and strategic merchant services relationships. While the Company intends to build product portfolios composed of products from a variety of industries, initial efforts have focused on products in the nutritional supplements industry with the acquisition of the first product in our planned nutritional supplements portfolio, a blend of nutritional supplements called Low-T, targeted at men suffering from low testosterone levels. The Company plans to identify additional product acquisitions, also in the nutritional supplements industry, to expand and diversify its product portfolio as well as developing a portfolio of products in the nutritional supplements industry by applying our in-house competencies in the areas of product development, brand strengthening, marketing, social media and advertising.

The Company was incorporated under the laws of the State of Nevada on August 2, 2012 and is considered a development stage Company since planned principal operations have not yet commenced. The Company elected to early adopt Financial Accounting Standards Board (FASB) Accounting Standards Update 2014-10 Development Stage Enterprises (ASU 2014-10), removing inception-to-date information in the statements of income, cash flows, and shareholder equity, and the label on the financial statements as those of a development stage entity.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected an August 31 year-end.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of August 31, 2014 and 2013, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. The Company has recognized minimal revenue since inception.

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of August 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$19,828	$5,259
Related party accruals	711	-
Depreciation	3,343	-
Valuation allowance	(23,882)	(5,259)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended August 31, 2014 and 2013 due to the following:

	2014	2013
Pre-tax book income (loss)	$(18,624)	$(5,219)
Depreciation	3,343	-
Related party accruals	711	-
Net operating loss carry forward	-	(40)
Valuation allowance	14,570	5,259
Federal Income Tax	$-	$-

The Company had net operating losses of approximately $58,000 that expire in years through 2034. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718 Stock Compensation and are measured and recognized based on the fair value of the equity instruments issued. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515 Equity-Based Payments to Non-Employees, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2014 or 2013.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended August 31, 2013, a former Company director loaned $1,800 to the Company for operating expenses and paid expenses of $1,500 on behalf of the Company. As of August 31, 2013, $3,649 was due to this former Company director. During the year ended August 31, 2014, the former Company director paid an additional $4,500 of expenses on behalf of the Company and contributed a total of $8,149 to paid-in capital.

During the year ended August 31, 2014, an officer and director of the Company loaned $19,990 to the Company for operating expenses.  As of August 31, 2014, the officer and director is owed $19,990 for amounts advanced and $92 in imputed interest.

At August 31, 2014, the Company owes an officer $2,000 for accrued wages.

NOTE 3 - COMMON STOCK

Common Stock

During the year ended August 31, 2013, the Company issued 26,800,000 shares of its common stock at $0.0001 per share for total proceeds of $26,800.

During the year ended August 31, 2014, the Company issued 200,000,000 shares of its common stock at $0.0001 per share for research and development work valued at $10,000.

During September 2014, the Company increased its authorized shares to 550,000,000, divided into two classes: 500,000,000 shares of common stock, $0.001 par value; and, 50,000,000 shares of preferred stock, $0.001 par value.  Additionally, the Company effected a 20-for-1 forward split of its outstanding common stock.  All references to common stock shares and prices per share have been retroactively adjusted to account for the for the forward split.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated losses of $70,242 as of August 31, 2014 and has negative working capital. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company's ability to continue as a going concern are as follows:

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

There can be no assurance that the Company will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - SUBSEQUENT EVENTS

On November 28, 2014, the Company executed a Sale/Purchase Agreement of AquaV Assets (the “AquaV Agreement”), by which we acquired certain methods for solubilizing, dispersing, flavoring, stabilizing and extending the release of various substances for use in nutritional, cosmetic/skin care, cosmeceutical, pharmaceutical and personal care, together with certain solubilization equipment and other equipment.  The Aqua V Agreement purchase price for the assets is:  (i) $100,000, of which $10,000 shall be payable on or before December 15, 2014 and $90,000 shall be payable by March 31, 2015; (ii) one million (1,000,000) “unregistered” and “restricted” shares of the Company’s common stock; and (iii) a royalty of $4,400 per month upon commencement of commercial operations.  In addition, the Company agreed to enter into separate employment agreements with two AquaV owners, providing for salaries of $60,000 and $48,000, plus bonuses to be specified in such employment agreements.  The AquaV Agreement also contained usual and customary representations and warranties by both the Company and the Sellers.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 16, 2014, which is subsequent to the date of this Report, the Company’s Board of Directors resolved to terminate Sadler, Gibb & Associates, LLC as the Company’s independent accountant and to engage HJ & Associates, LLC to audit the Company’s financial statements from inception to August 31, 2014.  See the Current Report on Form 8-K dated October 16, 2014, and filed with the Securities and Exchange Commission on October 20, 2014.

ITEM 9A:  CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report, our management, under the supervision and with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the acting Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of August 31, 2014, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weakness identified relates to a lack of appropriate accounting policies and related procedures.  As a result of the material weakness identified, management concluded that the Company’s disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the acting Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

·

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

·

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

That Marketing’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below:

Lack of Appropriate Accounting Policies and Related Procedures.

·	We do not have adequate personnel and other resources to assure that significant and complex transactions are timely analyzed and reviewed.
·

We have limited personnel and financial resources available to plan, develop, and implement disclosure and procedure controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

·

Our limited financial resources restrict our employment of adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise effective control over financial reporting.

·

Our limited resources restrict our ability to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of August 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarterly period ended August 31, 2014, that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

On September 11, 2014, which is subsequent to the end of the period covered by this Annual Report, we filed Articles of Amendment to:  (i) change the name of the Company from “Vista Holding Group, Corp.” to “That Marketing Solution, Inc.”; (ii) increase the number of shares of capital stock that the Company is authorized to issue to five hundred and fifty million shares (550,000,000), to be further divided into two classes as follows: five hundred million (500,000,000) shares of common stock, $0.001 par value per share, and fifty million (50,000,000) shares of preferred stock, $0.001 par value per share; and (iii) to effect a 20 for 1 forward stock split of the Company’s outstanding common stock (the “Forward Split”).

The Forward Split became effective on the OTCQB on September 17, 2014, having been approved by the Financial Industry Regulatory Authority, Inc. (“FINRA”) on September 16, 2014. As a result of the Forward Split, each share of common stock issued and outstanding prior to the Forward Split has been converted into twenty (20) shares of common stock, with all fractional shares rounded up to the nearest whole number thereof and all options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of common stock have been adjusted accordingly.

Beginning with the opening of the OTCQB on September 17, 2014, the Company’s common stock commenced quoting on the OTCQB on a post-Forward Split basis.  The par value and other terms of Company’s common stock were not affected by the Forward Split or the  increase in the number of authorized shares.  After the 20 business days, the Company’s trading symbol changed to “TSTS.”  For more information see our 8-K Current Report dated September 17, 2014 and filed with the Securities and Exchange Commission on September 17, 2014.

On November 21, 2014, which is also subsequent to the end of the period covered by this Annual Report, we filed with the Nevada Secretary of State a Certificate of Amendment reducing the par value of both our authorized class of common stock and our authorized class of preferred stock from one mill ($0.001) per share to one-tenth of one mill ($0.0001) per share.  For more information see our Current Report on Form 8-K dated November 20, 2014, which was filed with the Securities and Exchange Commission on November 25, 2014.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the shareholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Darren Lopez (2)	President Treasurer Secretary Director	7/31/2014 7/31/2014 7/31/2014 7/31/2014	* * * *
Louis J. Zant, III	CEO Chairman of the Board	9/23/2014 9/23/2014	* *

*These persons presently serve in the capacities indicated.

Business Experience

Darren Lopez

Mr. Lopez is 46 years of age.  He founded Ageless Enterprises in 2000 and remains its owner and operator as of the date hereof. Since 2000, he helped incubate and develop multiple companies as a consultant, advisor, production and sales expert. Among other matters, Mr. Lopez (i) helped with production establishment, logistics, initial sales staff and publicity with a cosmetic company that grew from zero in revenues to over 20 million in revenues, (ii) secured 3 million in orders for a weight loss start-up company, and (iii) established sales and distribution for a cleaning supply company and helped establish broker sales force that resulted in over 8,000 locations carrying their product. Mr. Lopez also founded Hunter Marketing, a specialty database and media buying company serving the public market sector, in 2011 and remains its owner and operator as of the date hereof. Since 2011, he built media program sales from zero up to $800,000 a year. Mr. Lopez received a B.S. in Communications from the University of Utah in 1993 and an MBA from the University of Phoenix in 2009.

Louis J. Zant, III

Mr. Zant is 63 years of age.  In 2009, he co-founded NexBoom Universe Marketing & Branding Company, where he was one of the three directors handling all branding and marketing efforts for a large number of clients looking for ways to use social media and other forms of digital technology to mass market their products and services.  From January, 2013, through October, 2013, Mr. Zant was the acting Chief Marketing Officer of Well-Med Global, a start-up direct sales company based in Anaheim, California.  From October, 2013, to December, 2013, he served as President of Innovative Software Technologies, Inc. (“INIV”), where he created a new brand package for the company’s collection of products, which included a social media marketing service offered to small businesses to help them maintain brand awareness in their local markets.  INIV has a class of securities registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Since February, 2014, Mr. Zant has worked as a private marketing consultant.

Significant Employees

Other than Messrs. Zant and Lopez, the Company does not currently have any employees who make or are expected to make a significant contribution to the business of the Company.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

Directorships

During the past five years, other than their directorships with the Company, neither of our directors or any person nominated or chosen to become a director of the Company has held a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers, who beneficially owns a majority of our issued and outstanding common stock:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are not registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are not subject to the provisions of Section 16(a) which requires such persons to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.

Code of Ethics

The Company has not adopted a code of ethics that applies it its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.

Corporate Governance

Nominating Committee

During the annual period ended August 31, 2014, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors, and the Company does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

The Company does not have an Audit Committee, and it is not required to have an Audit Committee; the Company does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations.  Management will assess whether an Audit Committee may be necessary in the future.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Darren Lopez, President, Treasurer, Secretary, Director	8/31/14 8/31/13 8/31/12	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Louis J. Zant III, CEO, Chairman of the Board	8/31/14 8/31/13 8/31/12	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Darren Lopez, President, Treasurer, Secretary, Director	None	None	None	None	None	None	None	None	None
Louis J. Zant III, CEO, Chairman of the Board	None	None	None	None	None	None	None	None	None

Compensation of Directors

DIRECTOR COMPENSATION

The following table contains disclosure concerning the compensation of the Company’s directors for its fiscal year ended August 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Darren Lopez, Director	$2,000*	None	None	None	None	None	$2,000*
Louis J. Zant III, Chairman of the Board	None	None	None	None	None	None	None

*  Accrued but not yet paid.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the share holdings of those persons who own more than five percent of our common stock as of the date of this Annual Report, respectively based upon 283,800,000 shares being outstanding:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Darren Lopez 4535 S. 2300 East, Suite B Salt Lake City, Utah 84117	256,000,000	90. 2%
Total		256,000,000	90.2%

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report, based upon 283,800,000 shares being outstanding:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Darren Lopez 4535 S. 2300 East, Suite B Salt Lake City, Utah 84117	256,000,000	90.2%
Common Stock	Louis J. Zant, III 4535 S. 2300 East, Suite B Salt Lake City, Utah 84117	0	0%
Total		256,000,000	90.2%

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

There have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

Parents of the Smaller Reporting Company

That Marketing has no parents except to the extent that Darren Lopez may be deemed to be a parent by virtue of his ownership of a majority of our issued and outstanding common stock.

Director Independence

As of August 31, 2014, our then-sole director, Darren Lopez, was not deemed to be an independent director. We do not have an audit committee, compensation committee or nominating committee.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended August 31, 2014, and 2013:

Fee category	2014	2013

Audit fees	$8,000	$7,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$0	$0

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not established an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements and financial statement schedules for the year ended August 31, 2014, contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.            Description

Exhibit 31.1 Certification of Louis J. Zant, III, the Company’s CEO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Darren Lopez, the Company’s acting CFO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THAT MARKETING SOLUTION, INC.

Date:	December 11, 2014	By:	/s/Darren Lopez
Darren Lopez
President, Treasurer, Secretary, Acting CFO, Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THAT MARKETING SOLUTION, INC.

Date:	December 11, 2014	By:	/s/Darren Lopez
Darren Lopez
President, Treasurer, Secretary, Acting CFO, Director

Date:	December 11, 2014	By:	/s/Louis J. Zant III
Louis J. Zant III
CEO, Chairman of the Board