Form 10-Q
period 2014-11-30
THAT MARKETING SOLUTION, INC.
filed 2015-01-20
CIK 1557796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 333-184795

THAT MARKETING SOLUTION, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0379615
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4535 South 2300 East, Suite B

Salt Lake City, Utah 84117

 (Address of principal executive offices)

(866) 731-8882

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

January 8, 2015 - Common – 283,800,000

January 8, 2015 - Preferred - 0

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Balance Sheets

	November 30,	August 31,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,042	$2,262
Inventory	19,640	-
Total Current Assets	20,682	2,262

OTHER ASSETS
Intangible assets	165,360	-
Property and equipment	33,000	-
Total Other Assets	198,360	-

TOTAL ASSETS	$219,042	$2,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$19,461	$2,673
Accounts and wages payable – related party	51,565	21,990
Accrued interest payable - related party	552	92
Note payable - asset purchase	100,000	-
Total Current Liabilities	171,578	24,755

Total Liabilities	171,578	24,755

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock; $0.0001 par value, 500,000,000 shares authorized, 283,800,000 and 282,800,000 shares issued and outstanding, respectively	28,380	28,280
Additional paid-in capital	137,369	19,469
Accumulated deficit	(118,285)	(70,242)
Total Stockholders' Equity (Deficit)	47,464	(22,493)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$219,042	$2,262

The accompanying notes are an integral part of these unaudited financial statements.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Statements of Operations

(Unaudited)

	For the Three Months Ended
	November 30,
	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	47,583	16,342

Total Operating Expenses	47,583	16,342

OPERATING LOSS	(47,583)	(16,342)

OTHER (EXPENSE)
Interest expense	(460)	-

Total Other (Expense)	(460)	-

NET LOSS	$(48,043)	$(16,342)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	282,821,978	82,800,000

The accompanying notes are an integral part of these unaudited financial statements.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,043)	$(16,342)
Items to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	16,788	(380)
Increase (decrease) in related party accounts payable and accrued interest	6,460	-
Net Cash Used in Operating Activities	(24,795)	(16,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	23,575	-
Net Cash Provided by Financing Activities	23,575	-

(DECREASE) INCREASE IN CASH	(1,220)	(16,722)

CASH AT BEGINNING OF PERIOD	2,262	18,262

CASH AT END OF PERIOD	$1,042	$1,540

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES

Note payable issued for asset purchase	$100,000	$-
Common stock issued for asset purchase	$118,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim financial statements included herein have been prepared by That Marketing Solution, Inc. (Formerly Vista Holding Group, Corp.) (the Company) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the SEC).  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended August 31, 2014, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2014 and the year ended August 31, 2014, an officer and director of the Company loaned $23,575 and $19,990 to the Company for operating expenses, respectively.  As of November 30, 2014 and August 31, 2014, the officer and director is owed $43,565 and $19,990 for amounts advanced, respectively, and $552 and $92 in imputed interest, respectively.

At November 30, 2014 and August 31, 2014, the Company owed officers and directors of the Company $8,000 and $2,000 for accrued wages, respectively.

NOTE 3 – ASSET PURCHASE

On November 28, 2014, the Company executed a Sale/Purchase Agreement of AquaV Assets (the “Agreement”) with Matthew R. Smith of Draper, Utah (“Smith”), and Clint Sorensen of Washington, Utah (“Sorensen”) (collectively, Smith and Sorensen shall be referred to herein as the “Sellers”).  Under the terms of the Agreement, the Company purchased from the Sellers all right, title and interest in the “AquaV Assets,” which include:  (i) the Sellers’ methods for solubilizing, dispersing, flavoring, stabilizing and extending the release of various substances for use in nutritional, cosmetic and skin care, cosmeceutical, pharmaceutical and personal care; (ii) all unpatented scientific and technical information not known to the public that is necessary and/or reasonably useful for the research, development, manufacture or commercialization of the acquired solubilization technology; (iii) solubilization equipment; (iv) 3- 45 liter self-contained custom tanks with proprietary mixing systems; (v) bench-top solubilization equipment; (vi) miscellaneous lab equipment; and (vii) solubilization raw materials and ingredients.

The purchase price for the assets is:  (i) $100,000, of which $10,000 shall be payable on or before December 15, 2014, and $90,000 shall be payable by March 31, 2015; (ii) one million (1,000,000) “unregistered” and “restricted” shares of the Company’s common stock valued at the market price on the date of issue of $118,000, or $0.118 per share; and (iii) a royalty of $4,400 per month upon commencement of commercial operations.  In addition, the Company agreed to enter into separate employment agreements with Smith and Sorensen providing for salaries of $60,000 and $48,000, respectively, plus bonuses to be specified in such employment agreements.  The Agreement also contained usual and customary representations and warranties by both the Company and the Sellers.

The asset purchased under the agreement were valued as follows as of November 30, 2014:

Property and equipment	$33,000
Solubilization materials inventory	19,640
Intangible unpatented process and technology	165,360
Total	$218,000

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Notes to Financial Statements

NOTE 3 – ASSET PURCHASE (CONTINUED)

The Company’s management has evaluated whether the AquaV Assets may constitute a “business” within the meaning of Rule 11-01(d) of Regulation S-X of the Securities and Exchange Commission and has determined that the AquaV Assets do not constitute a “business” within the meaning of that Rule.  The AquaV Assets were never held by a corporation or other non-individual entity and were developed by the Sellers using personal funds as time and funds permitted.  In addition, there have been no revenue producing activities in connection with the AquaV Assets and accordingly there have been no operations capable of being audited.  Therefore, management has determined that audited financial statements treating the AquaV Assets as a “business” are not required under applicable Securities and Exchange Commission rules.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated losses of $118,285 as of November 30, 2014 and has negative working capital. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company's ability to continue as a going concern are as follows:

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

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Results of Operation

For The Three Months Ended November 30, 2014 Compared to The Three Months Ended November 30, 2013.

We had $0 in revenue in the quarterly periods ended November 30, 2014 and 2013.  Our operating expenses increased to $47,583 during the quarterly period ended November 30, 2014, from $16,342 in the year-ago period.  In the quarter ended November 30, 2014 we incurred interest expense of $460 compared to $0 in the quarter ended November 30, 2013.  For the three months ended November 30, 2014, our net loss was $48,043, or $0.00 per share, as compared to a net loss of $16,342, or $0.00 per share, during the year-ago period.

Liquidity

The Company had cash on hand of $1,042 as of November 30, 2014.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2015 fiscal year.  We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 28, 2014, the Company executed a Sale/Purchase Agreement of AquaV Assets (the “Agreement”) with Matthew R. Smith of Draper, Utah (“Smith”) and Clint Sorensen of Washington, Utah.  Under the terms of the Agreement, the Company agreed, among other things, to issue to Smith and Sorensen a total of one million “unregistered” and “restricted” shares of Company common stock (500,000 shares to each recipient).  For more information regarding the Agreement, see our Current Report on Form 8-K dated November 28, 2014, which was filed with the Securities and Exchange Commission on December 4, 2014.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarterly period ended November 30, 2014, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.  Exhibits.

Exhibit No.                          Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Louis J. Zant III, CEO.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Darren Lopez, Acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Louis J. Zant III, CEO and Darren Lopez, Acting CFO.
101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

THAT MARKETING SOLUTION, INC.

Date:	January 16, 2015	By:	/s/Louis J. Zant III
CEO and Chairman of the Board

Date:	January 16, 2015	By:	/s/Darren Lopez
President, Treasurer, Secretary, Acting CFO, Director