Form 10-Q
period 2015-02-28
THAT MARKETING SOLUTION, INC.
filed 2015-04-14
CIK 1557796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-55357

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

April 6, 2015 - Common – 283,950,000*

April 6, 2015 - Preferred - 0

*  This figure does not include a total of 2,000,000 shares of the Company’s common stock underlying Common Stock Purchase Warrants that were issued on March 26, 2015, and which were disclosed in the Company’s Current Report on Form 8-K dated March 26, 2015, and filed with the Securities and Exchange Commission on that date.

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Balance Sheets

	February 28,	August 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$771	$2,262
Inventory	23,421	-
Total Current Assets	24,192	2,262

OTHER ASSETS
Intangible assets, net	157,296	-
Property and equipment, net	31,391	-
Total Other Assets	188,687	-

TOTAL ASSETS	$212,879	$2,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$27,111	$2,673
Accounts and wages payable – related party	109,652	21,990
Accrued interest payable - related party	1,445	92
Note payable - asset purchase	90,000	-
Total Current Liabilities	228,208	24,755

Total Liabilities	228,208	24,755

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock; $0.0001 par value, 500,000,000 shares authorized, 283,800,000 and 282,800,000 shares issued and outstanding, respectively	28,380	28,280
Additional paid-in capital	137,369	19,469
Accumulated deficit	(181,078)	(70,242)
Total Stockholders' Equity (Deficit)	(15,329)	(22,493)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$212,879	$2,262

The accompanying notes are an integral part of these unaudited financial statements.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Statements of Operations

(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Depreciation and amortization	9,673	-	9,673	-
General and administrative	52,227	3,442	99,810	19,784

Total Operating Expenses	61,900	3,442	109,483	19,784

OPERATING LOSS	(61,900)	(3,442)	(109,483)	(19,784)

OTHER EXPENSE
Interest expense	893	-	1,353	-

Total Other Expense	893	-	1,353	-

NET LOSS	$(62,793)	$(3,442)	$(110,836)	$(19,784)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC NET LOSS PER COMMON SHARE	283,800,000	4,140,000	283,800,000	4,140,000

The accompanying notes are an integral part of these unaudited financial statements.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	February 28,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,836)	$(19,784)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,673	-
Changes in operating assets and liabilities
Increase in inventory	(3,781)	-
Increase (decrease) in accounts payable	24,438	(480)
Increase (decrease) accounts, interest and wages payable – related party	14,690	-
Net Cash Used in Operating Activities	(65,816)	(20,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	74,325	2,200
Payments on notes payable	(10,000)	-
Net Cash Provided by Financing Activities	64,325	2,200

(DECREASE) INCREASE IN CASH	(1,491)	(18,064)

CASH AT BEGINNING OF PERIOD	2,262	18,262

CASH AT END OF PERIOD	$771	$198

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES
Note payable issued for asset purchase	$100,000	$-
Common stock issued for asset purchase	$118,000	$-

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2015 and the year ended August 31, 2014, an officer and director of the Company loaned $74,325 and $19,990 to the Company for operating expenses, respectively.  As of February 28, 2015 and August 31, 2014, the officer and director is owed $94,315 and $19,990 for amounts advanced, respectively, and $552 and $92 in imputed interest, respectively.

On February 18, 2015, Louis J. Zant, III, resigned as Chief Executive Officer and as a director of he Company. Mr. Zant’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  On the same date, the Company and Mr. Zant executed a Severance Agreement and Full Release of All Claims setting forth the terms of Mr. Zant’s separation from the Company.  Under the terms of the Agreement, the Company agreed to pay Mr. Zant severance compensation as follows:

•

The sum of $5,642.90, representing the entire amount that Mr. Zant was entitled to receive for services rendered, including salary up to February 18, 2015, the last day of his employment;

•

The sum of $4,337.10 to be paid on or before March 3, 2015, as bonus compensation for Mr. Zant’s services; and

•

The sum of $3,000 to be paid on or before March 17, 2015, as additional bonus compensation for Mr. Zant’s services.

At February 28, 2015 and August 31, 2014, the Company owed current and former officers and directors of the Company $15,337 and $2,000 for accrued wages, respectively.

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

The asset purchased under the agreement were valued as follows as:

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

The intangible unpatented process and technology assets are carried at cost, less accumulated amortization, and are being amortized over estimated useful lives of five years.  Aqua V equipment is carried at cost, less accumulated depreciation, and is being depreciated over estimated useful lives of five years.  Amortization and depreciation expense was $8,064 and $1,609, respectively, for the six months ended February 28, 2015.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated losses of $181,078 as of February 28, 2015 and has negative working capital. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company's ability to continue as a going concern are as follows:

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

NOTE 5 – SUBSEQUENT EVENTS

On March 26, 2015, the Company entered into two Securities Purchase Agreements by which the Company agreed to privately issue and sell two Senior Convertible Promissory Notes in the aggregate principal amount of $275,000  due and payable September 20, 2015 and Common Stock Purchase Warrants to purchase a total of two million (2,000,000) shares of the Company’s common stock at an exercise price of $0.50 per share, subject to adjustment in the event of stock dividends, stock splits and the like.  The Purchasers also purchased a total of 150,000 unregistered and restricted shares of the Company’s common stock.

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

Results of Operation

For The Three Months Ended February 28, 2015 Compared to The Three Months Ended February 28, 2014.

We had $0 in revenue in the quarterly periods ended February 28, 2015 and 2014.  Our operating expenses increased to $61,900 during the quarterly period ended February 28, 2015, from $3,442 in the year-ago period, largely due to the payments to Matthew R. Smith and Clint Sorensen under the terms of our Salt/Purchase Agreement of AquaV Assets dated November 28, 2014, the terms of which were disclosed in our Current Report on Form 8-K dated November 28, 2014, and filed with the Securities and Exchange Commission on December 24, 2014.  In the quarter ended February 28, 2015 we incurred interest expense of $893 compared to $0 in the quarter ended February 28, 2014.  For the three months ended February 28, 2015, our net loss was $62,793, or $0.00 per share, as compared to a net loss of $3,442, or $0.00 per share, during the year-ago period.

For The Six Months Ended February 28, 2015 Compared to The Six Months Ended February 28, 2014.

We had $0 in revenue in the six month periods ended February 28, 2015 and 2014.  Our operating expenses increased to $109,483 during the six month period ended February 28, 2015, from $19,784 in the year-ago period.  In the six months ended February 28, 2015 we incurred interest expense of $1,353 compared to $0 in the quarter ended February 28, 2014.  For the three months ended February 28, 2015, our net loss was $110,836, or $0.00 per share, as compared to a net loss of $19,784, or $0.00 per share, during the year-ago period.

Liquidity

The Company had cash on hand of $771 as of February 28, 2015.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2015 fiscal year.  Accordingly, on March 26, 2015, which was subsequent to the end of the period covered by this periodic report, we raised $250,000 through the offer and sale of:  (i) two Senior Convertible Promissory Notes in the aggregate principal amount of $275,000; (ii) Common Stock Purchase Warrants to purchase a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share; and (iii) 150,000 “unregistered” and “restricted” shares of our common stock.  The terms of these securities were detailed in our Current Report on Form 8-K dated March 26, 2015, and filed with the Securities and Exchange Commission on the same date.

We are currently beginning to implement and scale our operations, including the launch of our Low T, That Vitamin and Lion’s Fuel Leg and lung products, and have received an order using our micellization manufacturing process. There can be no assurance that these operations will be successful and if they do not provide positive cash flow, the Company may need to raise additional capital through further debt and/or equity offerings.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of February 28, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report on Form 10-Q, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.  For a discussion of securities sold by the Company after the end of the period covered by this Quarterly Report, see the disclosure under the subheading “Liquidity” of Part I, Item  2 hereof and in our Current Report on Form 8-K dated March 26, 2015, and filed with the Securities and Exchange Commission on the same date.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarterly period ended February 28, 2015, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.  Exhibits.

Exhibit No.                          Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Darren Lopez, CEO.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Darren Lopez, Acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Darren Lopez, CEO and Acting CFO.
101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

THAT MARKETING SOLUTION, INC.

Date:	April 14, 2015	By:	/s/ Darren Lopez
CEO, Treasurer, Secretary, Acting CFO and Chairman of the Board

Date:	April 14, 2015	By:	/s/ Matthew Smith
President and Director