Form 10-Q
period 2015-05-31
THAT MARKETING SOLUTION, INC.
filed 2015-07-14
CIK 1557796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

July 6, 2015 - Common – 283,950,000*

July 6, 2015 - Preferred - 0

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

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Balance Sheets

	May 31,	August 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,238	$2,262
Prepaid expenses	1,610	-
Debt issuance costs	20,391	-
Inventory	48,840	-
Total Current Assets	74,079	2,262

OTHER ASSETS
Intangible assets, net	148,960	-
Property and equipment, net	32,116	-
Total Other Assets	181,076	-

TOTAL ASSETS	$255,155	$2,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$845	$2,673
Accounts and wages payable – related party	10,653	21,990
Accrued interest payable - related party	77	92
Note payable - asset purchase	87,000	-
Convertible notes payable, net	107,609	-
Accrued interest	4,340	-
Deferred revenue	7,750	-
Derivative liability	403,938	-
Total Current Liabilities	622,212	24,755

Total Liabilities	622,212	24,755

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock; $0.0001 par value, 500,000,000 shares authorized, 283,950,000 and 282,800,000 shares issued and outstanding, respectively	28,395	28,280
Additional paid-in capital	171,854	19,469
Accumulated deficit	(567,306)	(70,242)
Total Stockholders' Equity (Deficit)	(367,057)	(22,493)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$255,155	$2,262

The accompanying notes are an integral part of these unaudited financial statements.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Statements of Operations

(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Depreciation and amortization	10,111	-	19,784	-
General and administrative	87,102	2,498	186,912	22,282

Total Operating Expenses	97,213	2,498	206,696	22,282

OPERATING LOSS	(97,213)	(2,498)	(206,696)	(22,282)

OTHER EXPENSE
Loss on derivative	128,938	-	128,938	-
Interest expense – debt issue and discount	155,217	-	155,217	-
Interest expense – related party	510	-	1,863	-
Interest expense	4,350	-	4,350	-

Total Other Expense	289,015	-	290,368	-

NET LOSS	$(386,228)	$(2,498)	$(497,064)	$(22,282)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC NET LOSS PER COMMON SHARE	283,949,454	2,800,000	283,513,553	2,800,000

The accompanying notes are an integral part of these unaudited financial statements.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(497,064)	$(22,282)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,784	-
Common stock issued for debt inducement	34,500	-
Debt discount amortization	107,609	-
Debt issue cost amortization	13,109	-
Loss on derivative	128,938	-
Changes in operating assets and liabilities
Increase in inventory	(29,200)	-
Increase in prepaid expenses	(1,610)	-
Increase (decrease) in accounts payable and accrued expenses	2,512	(180)
Increase accounts, interest and wages payable – related party	1,985	-
Increase in deferred revenue	7,750	-
Net Cash Used in Operating Activities	(211,687)	(22,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of operating equipment	(2,500)	-
Net Cash Used in Investing Activities	(2,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	84,892	4,200
Payments on Related party advances	(98,229)	-
Convertible notes payable	250,000	-
Debt issuance costs	(8,500)	-
Payments on notes payable – asset purchase	(13,000)	-
Net Cash Provided by Financing Activities	215,163	4,200

(DECREASE) INCREASE IN CASH	976	(18,262)

CASH AT BEGINNING OF PERIOD	2,262	18,262

CASH AT END OF PERIOD	$3,238	$-

CASH PAID FOR:
Interest	$1,888	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES
Note payable issued for asset purchase	$100,000	$-
Common stock issued for asset purchase	$118,000	$-
Discount on convertible notes payable from derivative instrument	$275,000	$-
Discount on convertible notes payable face value	$25,000	$-

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2015 and the year ended August 31, 2014, an officer and director of the Company loaned $84,892 and $19,990 to the Company for operating expenses, respectively.  As of May 31, 2015 and August 31, 2014, the officer and director is owed $6,653 and $19,990 for amounts advanced, respectively, and $77 and $92 in imputed interest, respectively.

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

At May 31, 2015 and August 31, 2014, the Company owed current and former officers and directors of the Company $4,000 and $2,000 for accrued wages, respectively.

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

The assets purchased under the agreement were valued as follows as:

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

The intangible unpatented process and technology assets are carried at cost, less accumulated amortization, and are being amortized over estimated useful lives of five years.  Aqua V equipment is carried at cost, less accumulated depreciation, and is being depreciated over estimated useful lives of five years.  Amortization and depreciation expense was $16,400 and $3,384, respectively, for the nine months ended May 31, 2015.

NOTE 4 – SECURITIES PURCHASE AGREEMENT

On March 26, 2015, the Company entered into two Securities Purchase Agreements, whereby the Company agreed to privately issue and sell two Senior Convertible Promissory Notes in the aggregate principal amount of $275,000, due and payable September 20, 2015.  The Senior Convertible Promissory Notes bear interest at 8% per annum and are convertible interest at a fixed price of $0.30 per share into common stock of the Company beginning on the calendar day following the Maturity Date and ending on the date of the payment in full of all outstanding principal. However, should the Company default on the Securities Purchase Agreements, the conversion prices shall be the lower of: (i) $0.30 per share, or (ii) 40% multiplied by the lowest bid of the common stock of the Company during the ten trading days immediately preceding the trading day the Company receives a notice of conversion.

As part of the Securities Purchase Agreements, the Company also agreed to issue a total of 150,000 unregistered and restricted shares of the Company’s common stock valued at $34,500, or $0.23 per share, and Common Stock Purchase Warrants to purchase a total of two million (2,000,000) shares of the Company’s common stock at any time from the date of issuance for a period of five years at an exercise price of $0.50 per share, subject to adjustment in the event of stock dividends, stock splits and the like.

The Senior Convertible Promissory Notes were issued at a 10% face value discount, resulting in cash proceeds of $250,000 and $25,000 being recorded as debt discounts and debt issuance costs, respectively.  Additionally, as a result of the conversion feature of the Senior Convertible Promissory Notes (see Note 5), the Company recognized a total of $275,000 in debt discount. The debt discounts are being amortized over the terms of the Senior Convertible Promissory Notes. As of and for the period ending May 31, 2015, the Company had a balance of $167,391 in unamortized debt discounts and recognized $107,609 in interest expense.

The Company paid a total of $8,500 in debt issue costs on Senior Convertible Promissory Notes, which are being amortized over the terms of the Senior Convertible Promissory Notes.  As of and for the period ending May 31, 2015, the Company had a balance of $20,391 in unamortized debt issuance costs and recognized $13,109 in interest expense.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Notes to Financial Statements

NOTE 4 – SECURITIES PURCHASE AGREEMENT (CONTINUED)

As of May 31, 2015, the balance of the Senior Convertible Promissory Notes was $275,000 and accrued interest was $4,340.  Interest expense on Senior Convertible Promissory Notes during the nine month ended May 31, 2015 was $4,340.

NOTE 5 – DERIVATIVE LIABILITIES

The Company analyzed the conversion options embedded in the Senior Convertible Promissory Notes and Common Stock Purchase Warrants for derivative accounting consideration under Accounting Standards Codification 815, Derivatives and Hedging, and determined that the instruments embedded in the above referenced Senior Convertible Promissory Notes and Common Stock Purchase Warrants should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. Additionally, the above referenced Senior Convertible Promissory Notes and Common Stock Purchase Warrants contain dilutive issuance clauses.  Under these clauses, based on future issuances of the Company’s common stock or other convertible instruments, the conversion price of the above referenced Senior Convertible Promissory Notes and Common Stock Purchase Warrants can be adjusted downward. Because the number of shares to be issued upon settlement of the above referenced Senior Convertible Promissory Notes and Common Stock Purchase Warrants cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other future share instruments.

The fair value of the conversion options was determined to be $539,629 using a Black-Scholes option-pricing model.  Upon the date of issuance of the Senior Convertible Promissory Notes and Common Stock Purchase Warrants, $275,000 was recorded as debt discount and $264,629 was recorded as day one loss on derivative liability.  During the period ended February 28, 2015, $137,433 was recorded as a net loss on mark-to-market of the conversion options and warrants.

The following table summarizes the derivative liabilities included in the balance sheet at May 31, 2015:

Balance, September 30, 2014	$-
Day one loss due to convertible debt and warrants	264,629
Debt discount	275,000
Gains on change in fair value	(135,691)
Balance, May 31, 2015	$403,938

The following table summarizes the loss on derivative liabilities included in the income statement for the period ended May 31, 2015:

Day one loss due to convertible debt and warrants	$(264,629)
Gains on change in fair value	135,691
Loss on derivative liabilities	$128,938

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the period ended May 31, 2015 include (1) risk-free interest rates between 0.11% to 1.42%, (2) lives of between 0.31 and 5.00 years, (3) expected volatility of between 147% to 206%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

THAT MARKETING SOLUTION, INC.

(FORMERLY VISTA HOLDING GROUP, CORP.)

Notes to Financial Statements

NOTE 6 – FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements (ASC 820) and ASC 825, Financial Instruments (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on May 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$403,938	$403,938

NOTE 7 - GOING CONCERN

The Company's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated losses of $567,306 as of May 31, 2015 and has negative working capital. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company's ability to continue as a going concern are as follows:

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

Results of Operation

For The Three Months Ended May 31, 2015 Compared to The Three Months Ended May 31, 2014.

We had $0 in revenue in the quarterly periods ended May 31, 2015 and 2014.  Our operating expenses increased to $97,213 during the quarterly period ended May 31, 2015, from $2,498 in the year-ago period, largely due to the payments to Matthew R. Smith and Clint Sorensen under the terms of our Sale/Purchase Agreement of AquaV Assets dated November 28, 2014, the terms of which were disclosed in our Current Report on Form 8-K dated November 28, 2014, and filed with the Securities and Exchange Commission on December 24, 2014.  During the quarter ended May 31, 2015, we incurred total interest expense of $160,077 compared to $0 in the quarter ended May 31, 2014, mainly consisting of $4,860 of loan and other interest, $34,500 in interest expense from the issuance of 150,000 shares of common stock, $13,109 of debt issue cost interest and $107,608 in interest related the amortization of debt discount costs on Senior Convertible Promissory Notes. During the quarter ended May 31, 2015, we recognized a net loss of $128,938 from derivatives related to the Senior Convertible Promissory Notes and Common Stock Purchase Warrants issued during March 2015.

For the three months ended May 31, 2015, our net loss was $386,228, or $0.00 per share, as compared to a net loss of $2,498, or $0.00 per share, during the year-ago period.

For The Nine Months Ended May 31, 2015 Compared to The Nine Months Ended May 31, 2014.

We had $0 in revenue in the nine month periods ended May 31, 2015 and 2014.  Our operating expenses increased to $206,696 during the nine month period ended May 31, 2015, from $19,784 in the year-ago period.  During the nine months ended May 31, 2015, we incurred total interest expense of $161,430 compared to $0 in the quarter ended May 31, 2014, mainly consisting of $6,213 of loan and other interest, $34,500 in interest expense from the issuance of 150,000 shares of common stock, $13,109 of debt issue cost interest and $107,608 in interest related the amortization of debt discount costs on Senior Convertible Promissory Notes. During the nine months ended May 31, 2015, we recognized a net loss of $128,938 from derivatives related to the Senior Convertible Promissory Notes and Common Stock Purchase Warrants issued during March 2015.

For the nine months ended May 31, 2015, our net loss was $497,064, or $0.00 per share, as compared to a net loss of $22,282, or $0.00 per share, during the year-ago period.

Liquidity

The Company had cash on hand of $3,238 as of May 31, 2015.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2015 fiscal year.  Accordingly, on March 26, 2015, we raised $250,000 through the offer and sale of:  (i) two Senior Convertible Promissory Notes in the aggregate principal amount of $275,000; (ii) Common Stock Purchase Warrants to purchase a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share; and (iii) 150,000 “unregistered” and “restricted” shares of our common stock.  The terms of these securities were detailed in our Current Report on Form 8-K dated March 26, 2015, and filed with the Securities and Exchange Commission on the same date.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of May 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended May 31, 2015, there were not sales of unregistered equity securities that were not disclosed in a Current Report on Form 8-K.  See the Company’s Current Report on Form 8-K dated March 26, 2015, and filed with the Securities and Exchange Commission on the same date.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarterly period ended May 31, 2015, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

THAT MARKETING SOLUTION, INC.

Date:	July 14, 2015	By:	/s/ Darren Lopez
CEO, Treasurer, Secretary, Acting CFO and Chairman of the Board

Date:	July 14, 2015	By:	/s/ Matthew Smith
President and Director