Form 10-K
period 2015-08-31
THAT MARKETING SOLUTION, INC.
filed 2015-12-15
CIK 1557796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 000-55357

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.0001 per share

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

February 27, 2015 - $4,914,000.  There were approximately 27,300,000 shares of common voting stock of the Registrant beneficially owned by non-affiliates on February 27, 2015, which was the last business day of the Registrant’s most recently completed second fiscal quarter.  This computation is based upon the closing sale price of $0.18 per share of the Registrant's common stock on the OTCQB on that date..

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

December 1, 2015:  Common –461,526,102 shares.

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

PART I

ITEM 1.  BUSINESS

Business Development

Organization and Other Corporate Developments

The Company was incorporated in the state of Nevada on August 2, 2012, and established a fiscal year end of August 31. We are a development-stage company based in Salt Lake City, Utah and we are engaged in the business of the development, manufacturing, sales, marketing and advertising of nutritional products and products that use our micellization technology through campaigns that involve the use of internet marketing, social media, e-mail databases, customer retention management Micellization is a process by which oil based substances are reformulated to be water soluble, resulting in superior uptake of key nutrients.  As indicated in our Current Report on Form 8-K dated August 18, 2014, and filed with the Commission on the same date, we have already acquired the first product in our planned nutritional supplements portfolio, a blend of nutritional supplements called Low-T (as further described below under the section entitled “Business”) that is targeted at men suffering from low testosterone levels. In the near future, we plan to identify additional product acquisitions, also in the nutritional supplements industry, to expand and diversify our product portfolio. We also plan to develop a portfolio of products in the nutritional supplements industry by applying our in-house competencies in the areas of product development, brand strengthening, marketing, social media and advertising such that the products in our portfolio will gain traction in the United States.

On June 30, 2014, we entered into an Asset Purchase Agreement (the “APA”) with Darren Lopez. Pursuant to the terms of the APA, the Company acquired certain assets owned by Mr. Lopez (the “Assets”) in exchange for the issuance by the Company to Mr. Lopez of 10,000,000 pre-forward split shares of the Company’s $0.001 par value common stock.  The Assets consist primarily of the rights to a proprietary formula for a blend of nutritional supplements called Low-T Vitamin Formula (“Low-T”). Low-T capsules are intended to be a natural, non-FDA regulated, over-the-counter supplement that addresses the primary contributing factors of decreased levels of testosterone in males over the age of 30. Please see the section entitled “Business” below.

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

On November 28, 2014, we executed and closed a Sale/Purchase Agreement of AquaV Assets (the “AquaV Agreement”), by which we acquired certain methods for solubilizing, dispersing, flavoring, stabilizing and extending the release of various substances for use in nutritional, cosmetic/skin care, cosmeceutical, pharmaceutical and personal care, together with certain solubilization equipment and other equipment.  The foregoing description of the AquaV Agreement  does not purport to be complete and is qualified in its entirety by reference to the complete text of the AquaV Agreement, which was filed as Exhibit 10 to our Current Report on Form 8-K dated November 28, 2014, and which is incorporated herein by reference.

Business

Principal products or services and their markets

On July 31, 2014, which was the closing date of the APA, we acquired the rights to a proprietary formula for the Low-T blend of nutritional supplements. Low-T capsules are intended to be a natural, non-FDA regulated, over-the-counter supplement that addresses the primary contributing factors of decreased levels of testosterone in males over the age of 30. The following is a brief description of the ingredients that compose Low-T, and how each of these ingredients helps to supplement the body’s own testosterone production:

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

In addition to the product described above, we also acquired the following as part of the Assets:

•	Manufacturing relationship with UST Sales Corp. This manufacturer has established sources for the key ingredients and is a pharmaceutical grade manufacturing facility.

•	Low-T Logo and various artwork and sales sheets.

•	The company plans on developing and branding the Low-T Vitamin product via a website and landing pages based on securing adequate financing.

On July 22, 2015 the Company announced its first international orders for a combination of two products for an Asian Network marketing company.   The Company plans to continue to build this relationship as it allows the Company to grow revenues and cash flow while not being required to expend marketing and advertising dollars.  One of these products uses the Company’s proprietary micellization technology.  To date the Company has received just this initial order but management is working to grow this business.

On November 13, 2015, which is subsequent to the end of the period covered by this Report, the Company announced that it has micellized CBD Oil.   Due to its limited finances, management plans to focus on growing and developing this particular business through strategic partnerships and license relationships.  Management plans to focus on developing markets for our micellized CBD oil and continue to grow our Asian clients business and seeks to find additional private label business.  Once revenues or financings make it feasible, management will start pushing its branded products like Low T forward more aggressively.

Distribution Methods of the Products or Services

Because of limited finances, management has decided to focus on monetizing our micellized CBD oil and other micellized products through private label, licensing, and joint venture relationships.  This is being done to allow the company to grow revenues and strengthen its weakened financial position without having to implement or expend substantial marketing and advertising dollars.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

Though our micellization technology is proprietary and unique, it takes time and resources to gain consumer acceptance.  The CBD oil market is very competitive and our potential in making in-roads into this market depends on a lot of factors including customer and end user acceptance (which can not be guaranteed).   We have several additional micellized products that management is looking to monetize but client and consumer acceptance is uncertain.

Management plans to focus on micellization as a superior option for clients to gain a marketing and differentiation advantage.

On the negative side, micellization can increase the cost of goods sold of potential products, which may make it tough to gain consumer acceptance.

Our branded business has been placed on hold until our financial position is strengthened.  That side of our business is very fragmented and competitive.  Potential competition within the Low T marketplace comes from OTC products, as well as prescription offerings.

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

Patches:

(Example – Androderm)

Patches allow testosterone to be gradually absorbed by the skin. Patches are applied daily. Common side effects include redness, itching, burning, or hardened skin where the skin patch is worn, breast swelling or tenderness, increased acne or hair growth, headache, depressed mood, or changes in sex drive. Many of the prescription patches on the market have known drug interactions with commonly prescribed drugs, and just like the gels/solutions, exposure to the active ingredients on the patch is harmful to women and children. Testosterone can cause birth defects in a fetus, so pregnant women should avoid coming into contact with testosterone topical gels, or with a man's skin where a testosterone topical patch has been worn or the gel has been applied.

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

Pellets:

(Example – TESTOPEL)

A doctor places pellets under the skin near the hip during a surgical procedure to gradually introduce synthetic testosterone into the body. Common side effects include nausea, jaundice, alterations in liver function tests, (in rare cases) hepatitis; retention of sodium, chloride, water, potassium, calcium and inorganic phosphates; increased or decreased libido, headache, anxiety, depression, and inflammation and pain at the site of subcutaneous implantation of testosterone containing pellets.

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

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the disclosure requirements of Regulation S-K of the Commission, as a “smaller reporting company.”  That designation relieves us of some of the informational requirements of Regulation S-K.

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

Exchange Act Reporting Requirements

On January 29, 2015, we registered our $0.0001 par value common stock under Section 12(g) of the Exchange Act.  Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

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

Research and Development Costs During the Last Two Fiscal Years

During the fiscal years ended August 31, 2015, and 2014, we incurred no product research and development costs.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report on Form 10-K, we have no employees besides Darren J. Lopez, the Company’s CEO and Matthew R. Smith, the President.  Under the terms of the AquaV Agreement, we agreed to enter into employment agreements with Matthew Smith and Clint Sorensen, but we have not yet entered into any such agreements.  See our Current Report on Form 8-K dated November 28, 2014, which is incorporated herein by reference.

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

We have not achieved our planned principal operations and we are in the development stage of operations. We have incurred net losses since inception, and at this time as well as for the foreseeable future, we expect to finance our activities and overhead expenses through the issuance and sale of our debt or equity securities. The recoverability of the costs incurred by the Company to date is highly uncertain and is dependent upon achieving commercial production and sales of its products, of which no assurances can be given. The Company’s prospects must be considered in light of the risks, expenses and difficulties which are frequently encountered by companies in the development stage in the emerging industry in which we hope to commence material operations.

We expect to incur increased operating expenses during the fiscal year ending August 31, 2016, and for the foreseeable future. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a development stage business, including, but not limited to, uncertainty as to development and the time required for the Company’s planned products to become available in the marketplace. There can be no assurance that the Company will ever generate material revenues or achieve profitability at all or on any substantial basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern, and as such, we expect our independent auditor will express substantial doubt about our ability to continue as a going concern. A result of such a doubt regarding our ability to continue as a going concern may be that the Company will find it difficult to raise capital. If the Company ceases or curtails its development activities due to such difficulties, it is highly likely that you would lose your entire investment.

We will require substantial additional capital to pursue our business plan.

Since its inception, the Company has received minimal revenue. The Company’s capital requirements will depend on many factors, including, among other things, the cost of developing its business and marketing activities, the efficacy and effectiveness of its proposed products, costs (whether or not foreseen), the length of time required to collect accounts receivable it may in the future generate, competing technological and market developments and acceptance. Changes in the Company’s proposed business or business plan could materially increase the Company’s capital requirements. The Company cannot assure you that its proposed plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than currently anticipated.

The Company will need to obtain substantial additional financing to, among other things, fund the future development of any services, products or product lines it attempts to undertake and for general working capital purposes. Any additional equity financing, if available, may be dilutive to stockholders and any such additional equity securities may have rights, preferences or privileges that are senior to those of the holders of its shares of common stock. Debt financing, if available, will require payment of interest and may involve security interests on the Company’s assets and restrictive covenants that could impose limitations on the Company’s operating flexibility.  Any debt securities that we issue in the future may also be convertible into shares of our common stock at below-market conversion prices, which may have an adverse effect on the market price of our common stock.

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

On October 20, 2015, as noted in our Current Report on Form 8-K filed with the SEC on November 5, 2015, the maturity dates of two of our outstanding Senior Convertible Promissory Notes passed without payment of any of the Piad In Cash Full Purchase Price Amount as defined in the Notes.  Accordingly, each of the Note holders obtained the right to payment in form form of conversion of their respective Notes into shares of our common stock.  This has made obtaining additional financing even more difficult.

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

The Company is wholly dependent on  Darren Lopez and Matt Smith

The Company is wholly dependent on Messrs. Lopez and Smith, who are its sole executive officers and directors. The future performance of the Company will depend on the continued service of Messrs. Lopez and Smith and/or our ability to hire additional qualified persons. The Company has not yet entered into an employment agreement with either Mr.. Lopez or Mr. Smith, but may do so in the future. It is expected that any such employment agreements will, among other terms, permit Messrs. Lopez and Smith to conduct other business activities outside of their employment with the Company. The Company has not obtained any “key-man” life insurance policies nor does it presently plan to obtain or maintain any such policies on Mr.  Lopez or Mr. Smith or any other of its possible future employees. The loss of either Mr. Lopez or Mr. Smith would materially and adversely affect the Company’s proposed business.

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

We will be highly dependent on finding the right licensing relationships or joint venture partnerships for our proprietary micellized CBD oil as well and securing private label relationships for micellized products which the Company has developed and has within its pipeline.

In addition, we will be highly dependent upon consumer acceptance of the safety, efficacy and quality of our products, as well as similar products distributed by other companies. Consumer acceptance of products can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. In addition, recent studies have challenged the safety or benefit of certain nutritional supplements and dietary ingredients. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less than favorable or that questions earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, or that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our business, reputation, financial condition or results of operations.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

Currently we are a development stage company and we believe we have no products requiring liability insurance. However, in the future we intend to obtain insurance coverage because if we become a retailer, formulator and/or manufacturer of products designed for human consumption, we will be subject to product liability claims if the use of our products, whether manufactured by us or by our third-party manufacturer, were to be alleged to have resulted in illness or injury or if our products were to include inadequate instructions or warnings. Our products will consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements, and are not necessarily subject to pre-market regulatory approval or clearance by the U.S. Food and Drug Administration (the “FDA ”) or other governmental authorities. Our products could contain spoiled or contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.

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

Many companies worldwide are dedicated to our business of developing, selling, marketing and advertising products in the nutritional supplement industry and the CBD oil marketplace. We expect more companies to enter this industry. Our competitors vary in size from small companies to very large companies with dominant market shares and substantial financial resources. Most of our competitors have significantly greater financial, marketing and development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new supplements, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our suppliers to the same degree as certain of our competitors. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our supplements. These competing products and services may significantly affect the demand for our services. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and product development resources than we have. If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

We may be unable to protect our intellectual property from infringement by third parties, and third parties may claim that the Company infringes on their intellectual property, either of which could materially and adversely affect the Company.

We do not have any patents to protect our intellectual property.  Despite our efforts to protect the Company’s intellectual property (especially our proprietary micellized products), third parties may infringe or misappropriate the Company’s intellectual property or may develop intellectual property competitive with that of the Company. The Company’s competitors may independently develop similar technology or otherwise duplicate the Company’s proposed processes or services. As a result, the Company may have to litigate to enforce and protect its intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is particularly expensive, time-consuming, diverts the attention of management and technical personnel and could result in substantial cost and uncertainty regarding the Company’s future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit the Company’s ability to produce and/or market its products in the future and would likely have a material, adverse effect on any revenues the Company may in the future be able to generate by the sale or license of such intellectual property.

Our sales and profitability may be affected by changes in economic, business and industry conditions.

If the economic climate in the United States or abroad deteriorates, customers or potential customers could reduce or delay their nutritional supplement purchases or investments. Reduced or delayed nutritional supplement purchases or investments could decrease our sales and profitability. In this environment, our customers may experience financial difficulty and fail to budget or reduce budgets for the purchase of our products. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the supplement sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

·	the introduction and market acceptance of new supplement technologies, products and services;
·	new competitors and new forms of competition;
·	new delivery methods that consumers may find more appealing than our micellization;
·	the size and timing of customer orders;
·	adverse changes in the credit quality of our customers and suppliers;
·	changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;
·	changes in the terms of our contracts with our customers or suppliers;
·	the availability of products from our suppliers; and
·	variations in product costs and the mix of products sold.

These trends and factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

Risks Related to Our Common Stock

Our common stock currently does not meet OTCQB eligibility standards.

Our common stock is currently quoted on the OTCQB under the symbol “TSTS.” On November 27, 2015, which is subsequent to the end of the period covered by this Annual Report, the Company received at notice from OTC Markets stating that, because our common stock’s  bid price has closed below $0.01 for more than 30 consecutive calendar days, it and no longer meets the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, section 2.3(2):  To remain eligible for trading on the OTCQB marketplace, the Company must: 2) Have proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $0.01 per share on at least one of the prior thirty consecutive calendar days. In the event that the minimum closing bid price for the Company’s common stock falls below $0.01 per share, a grace period of 180 calendar days to regain compliance shall begin, during which the minimum closing bid price for the Company’s common stock must be $0.01 or greater for ten consecutive trading days;

Pursuant to these OTCQB Standards, the company has been granted a period of 180 calendar days in which to regain compliance with Section 2.3.(2). Our grace period expires May 25, 2016, and at that time if the Company’s bid price has not closed at or above $0.01 per share for any 10 consecutive trading days, then our common stock will be removed from the OTCQB marketplace.  In such an event, we would attempt to obtain quotations for our common stock on the OTCPink market. However, there can be no assurance that our common stock will meet the OTCQB Standards such that we will be able to maintain quotations on the OTCQB or, that, if it does not, that we will be able to obtain quotations on the OTCPink market. Accordingly, there can be no assurance as to the continued liquidity of any markets for our common stock, the ability of holders of our common stock to sell their shares, or the prices at which holders may be able to sell their shares.

The conversion of our outstanding convertible notes into shares of our common stock may have a significant adverse effect on our common stock price.

During the 2015 calendar year, we have issued four promissory notes that are convertible into shares of our common stock at discounts to our common stock market price ranging from 40% to 60%.  The conversion of these notes may result in a substantial increase in the number of our outstanding shares, and the note holders’ sales of such shares may have a significant negative effect on our common stock price.  In addition, the issuance of such conversion shares may dilute both the equity interests and the earnings per share of our existing common stockholders.  Such dilution may be substantial, depending on the number of shares issued.

A sale of a substantial number of shares of our common stock may cause the price of the common stock to decline.

If our current stockholders, including members of management, sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

As of December 1, 2015, Mr. Lopez beneficially owns more than 60% of our outstanding shares of common stock. Accordingly, he has the ability to control the Company and the outcome of issues submitted to our stockholders.

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

The increase in our authorized number of shares of common stock may have anti-takeover effects.

On November 5, 2015, which is subsequent to the end of the period covered by this Report, Mr. Lopez (acting in his capacity as our majority stockholder) and our Board of Directors unanimously resolved to increase our authorized number of shares of common stock from 500 million (500,000,000) to one-and-one-half billion (1,500,000,000).  Our ability to issue the increased number of voting securities may lead to an increase in the number of votes required in order to approve a future change in control  and may make it substantially more difficult for third parties to gain control of the Company through a tender offer, proxy contest, merger or other transaction.  The ability to prevent a change in control may deprive our stockholders of any benefits that may result from such a change in control, including the potential realization of a premium over the market price for our common stock that could result from a transaction of this type.  Furthermore, the issuance of a large block of additional shares to parties who may be deemed “friendly” to our Board of Directors may make it more difficult to remove incumbent directors from office, even if such removal would benefit our common stockholders.  In addition, our issuance of any additional shares of our common stock may dilute both the equity interests and the earnings per share of our existing common stockholders.  Such dilution may be substantial, depending on the number of shares issued.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Commencing on or about September 30, 2013, our shares of common stock were quoted on the OTCQB market.   Our common stock is currently quoted on the OTCQB under the symbol “TSTS”.  No assurance can be given that any established market for our common stock will develop or be maintained.  Furthermore, the sale of our common stock by members of management, directors, convertible note holders or others may have a substantial adverse impact on any such market.  With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” all current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Set forth below are the high and low closing bid prices for our common stock for each quarter of our 2014 and 2015 fiscal years.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC”, formerly known as the “National Quotation Bureau, LLC.”  All prices listed herein reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. Quotations for our common stock commenced on September 30, 2013.

Period	High	Low
September 30, 2013 through November 30, 2013	None	None
December 1, 2013 through February 28, 2014	None	None
March 1, 2014 through May 30, 2014	$0.05	$0.05
June 1, 2014 through August 31, 2014	$2.51	$0.05
September 1, 2014 through September 16, 2014	$3.90	$2.63
September 17, 2014 through November 30, 2014	$0.175*	$0.11*
December 1, 2014 through February 28, 2015	$0.197*	$0.032*
March 1, 2015 through May 31, 2015	$0.5535*	$0.095*
June 1, 2015 through August 31, 2015	$0.3152*	$0.13*

*These figures reflect the 20 for 1 forward split of our common stock that took effect on September 17, 2014.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 11.  This figure does not include an indeterminate number of beneficial owners who may hold their shares in “street name.”

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

Recent Sales of Unregistered Securities

Except as indicated below, the Company has not sold any equity securities during the period covered by this Report that were not registered under the Securities Act and that have not already been disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

During the fiscal year ended August 31, 2015, and through December 1, 2015, the Company has issued the following securities upon partial conversion of its outstanding convertible notes:

Senior Convertible Promissory Note issued to FirstFire Global Opportunities Fund, LLC on March 20, 2015: 72,780,754 shares of common stock.

Senior Convertible Promissory Note issued to R-Squared Partners, LLC on March 20, 2015:  60,345,174 shares of common stock.

These shares were issued in reliance on the exemption from registration provided by Section 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 June 1, 2015, through June 30, 2015	-0-	-0-	-0-	-0-
Month #2 July 1, 2015, through July 31, 2015	-0-	-0-	-0-	-0-
Month #3 August 1, 2015, through August 31, 2015	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

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

Plan of Operation.

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

Until sufficient capital is raised to launch our branded products the Company will focus on monetizing its micellized CBD oil and other micellized private label products and continue to grow our Asian clients business.

We have no long-term debt, and have been able to meet our past financial obligations, including operational expenses and acquisition costs, on a current basis.

We cannot assure you that we be able to monetize our micellized CBD oil, attract private label clients for our micellized products or secure enough capital to be able to put Low-T into production or to further develop other products or product portfolios and we cannot assure you that $200,000 would be sufficient to enable us to fully fund our anticipated cash requirements.  In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all.  Should we be unable to raise sufficient funds we may be required to curtail our operating plans if not cease them entirely.  As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

Liquidity

As of August 31, 2015, our cash balance was $894.  As outlined above under the subheading “Plan of Operation,” because we will require debt or equity funding of approximately $200,000 to begin production of our Low-T product management plans on focusing on monetizing the company’s micellized CBD oil, as well as other micellized products as private label opportunities. This is being done to manage costs and increase revenues and improve our ability to attract additional working capital.  Our working capital requirements are expected to increase in line with the growth of our business and acquisitions.

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

Going Concern

The independent auditors' report accompanying our August 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business, as to which there can be no assurance.

Results of Operations

Fiscal Year Ended August 31, 2015, Compared to Fiscal Year Ended August 31, 2014.

We had $495 and $0 in revenues and $20,916 and $0 in cost of goods sold for the years ended August 31, 2015 and 2014, respectively.  The increase in revenues and cost of goods sold was due to the commencement of operations in the nutritional supplement business during the year ending August 31, 2015.

We had $239,695 in general and administrative expenses for the year ended August 31, 2015, compared to $54,683 in general and administrative expenses for the year ended August 31, 2014.   The increase in general and administrative expenses was mainly due to the commencement of operations in the nutritional supplement business.

We had $29,909 in amortization and depreciation expenses, $140,624 in impairment expense from the write-off of intangible assets and $30,327 in impairment expense from the write-off of equipment for the year ended August 31, 2015.  There were no such expenses in the year ended August 31, 2014.  The increases in these categories are due to the acquisition of the Aqua V assets, which were initially capitalized and amortized and depreciated, then written off after management deemed that due to the lack of use and generation of sufficient revenue, the carrying amount may not be fully recoverable.

We had 263,277 in interest expense and $62,893 in loss derivatives for the year ended August 31, 2015, compared to $92 in interest expense in the year ended August 31, 2014.  The increase in interest and loss on derivatives are due to the issuance of convertible debt instruments during the year ended August 31, 2015 which resulted in the recognition of $249,967 in debt issuance and discount costs.

We had a net loss of $787,146 for the year ended August 31, 2015 compared to a net loss of $54,775 for the year ended August 31, 2014.  The increase in net loss was due to the commencement of operations in the nutritional supplement business during the year ending August 31, 2015 and the expenses related to financing the initial purchase of inventory, equipment and intangible assets.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

That Marketing Solution, Inc.

We have audited the accompanying balance sheets of That Marketing Solution, Inc. as of August 31, 2015 and 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of That Marketing Solution, Inc. as of August 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has suffered a net loss from operations and has experienced negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

December 15, 2015

THAT MARKETING SOLUTION, INC.

Balance Sheets

	August 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$894	$2,262
Prepaid expenses	15,739	-
Debt issuance costs	3,641	-
Inventory	98,911	-
Total Current Assets	119,185	2,262

OTHER ASSETS
Deposits	1,997	-

TOTAL ASSETS	$121,182	$2,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$17,782	$2,673
Accounts and wages payable – related party	174,137	21,990
Accrued interest payable - related party	265	92
Convertible notes payable, net of $29,891 debt discount	245,109	-
Accrued interest	9,885	-
Deferred revenue	7,750	-
Deferred revenue, related party	45,000	-
Derivative liability	278,393	-
Total Current Liabilities	778,321	24,755

Total Liabilities	778,321	24,755

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock; $0.0001 par value, 1,500,000,000 shares authorized, 283,950,000 and 282,800,000 shares issued and outstanding, respectively	28,395	28,280
Additional paid-in capital	171,854	19,469
Accumulated deficit	(857,388)	(70,242)
Total Stockholders' Equity (Deficit)	(657,139)	(22,493)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$121,182	$2,262

The accompanying notes are an integral part of these financial statements.

THAT MARKETING SOLUTION, INC.

Statements of Operations

	For the Year Ended August 31,
	2015	2014

REVENUES	$495	$-

COST OF SALES
Inventory write-down	20,855	-
Cost of product sold	61	-
Total Cost of Sales	20,916	-

GROSS DEFICIT	(20,421)	-

OPERATING EXPENSES
General and administrative	239,695	54,683
Depreciation and amortization	29,909	-
Total Operating Expenses	269,604	54,683

OPERATING LOSS	290,025	54,683

OTHER EXPENSE
Impairment of intangible assets	140,624	-
Impairment of equipment	30,327	-
Loss on derivatives	62,893	-
Interest expense – debt issue and discount	249,967	-
Interest expense – related party	3,416	-
Interest expense	9,894	92
Total Other Expense	497,121	92

NET LOSS	$(787,146)	$(54,775)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	283,623,562	99,786,301

The accompanying notes are an integral part of these financial statements.

THAT MARKETING SOLUTION, INC.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, August 31, 2013	82,800,000	$8,280	$21,320	$(15,467)	$14,133

Common stock issued for research and development expenses	200,000,000	20,000	(10,000)	-	10,000

Contribution of capital	-	-	8,149	-	8,149

Net loss for the year ended August 31, 2014	-	-	-	(54,775)	(54,775)

Balance, August 31, 2014	282,800,000	28,280	19,469	(70,242)	(22,493)

Common stock issued for assets	1,000,000	100	117,900	-	118,000

Common stock issued for debt discount	150,000	15	34,485	-	34,500

Net loss for the year ended August 31, 2015	-	-	-	(787,146)	(787,146)

Balance, August 31, 2015	283,950,000	$28,395	$171,854	$(857,388)	$(657,139)

The accompanying notes are an integral part of these financial statements.

THAT MARKETING SOLUTION, INC.

Statements of Cash Flows

	For the Year Ended August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(787,146)	$(54,775)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,909	-
Debt discount amortization	245,109	-
Debt issuance cost amortization	4,859	-
Loss on derivative	62,893	-
Impairment of intangible assets	140,624	-
Impairment of equipment	30,327	-
Write-down of inventory	20,855	-
Common stock issued for research and development	-	10,000
Expenses paid by related party contributed to capital	-	4,500
Changes in operating assets and liabilities
Increase in inventory	(100,126)	-
Increase in prepaid expenses	(15,739)	-
Increase in deposits	(1,997)	-
Increase in accounts payable and accrued expenses	24,994	2,193
Increase (decrease) in related party accounts payable and accrued interest	5,173	2,092
Increase in deferred revenue	52,750	-
Net Cash Used in Operating Activities	(287,515)	(35,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of operating equipment	(2,500)	-
Net Cash Used by Financing Activities	(2,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances, related party	247,269	19,990
Payments on related party advances	(100,122)	-
Proceeds from convertible notes payable	250,000	-
Debt issuance costs	(8,500)	-
Payments on notes payable – asset purchase	(100,000)	-
Net Cash Provided by Financing Activities	288,647	19,990

DECREASE IN CASH	(1,368)	(16,000)

CASH AT BEGINNING OF PERIOD	2,262	18,262

CASH AT END OF PERIOD	$894	$2,262

CASH PAID FOR:
Interest	$3,252	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Related party payable contributed to capital	$-	$3,649
Note payable issued for asset purchase	$100,000	$-
Common stock issued for asset purchase	$118,000	$-
Discount on convertible notes payable from derivative instrument	$275,000	$-
Discount on convertible notes payable face value	$25,000	$-

The accompanying notes are an integral part of these financial statements.

THAT MARKETING SOLUTION, INC.

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented are those of That Marketing Solution, Inc. (Formerly Vista Holding Group, Corp.) (the Company).  The Company was incorporated under the laws of the State of Nevada on August 2, 2012.  The Company plans to engage in the business of the development, sales, marketing and advertising of products through campaigns that involve the use of internet marketing, social media, e-mail databases, customer retention management software, telephone call center support and strategic merchant services relationships. While the Company intends to build product portfolios composed of products from a variety of industries, initial efforts have focused on products in the nutritional supplements industry with the acquisition of the first product in our planned nutritional supplements portfolio, a blend of nutritional supplements called Low-T, targeted at men suffering from low testosterone levels. The Company plans to identify additional product acquisitions, also in the nutritional supplements industry, to expand and diversify its product portfolio as well as developing a portfolio of products in the nutritional supplements industry by applying our in-house competencies in the areas of product development, brand strengthening, marketing, social media and advertising.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected an August 31 year-end.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of August 31, 2015 and 2014, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

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

Net deferred tax assets consist of the following components as of August 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$135,409	$19,828
Related party accruals	2,470	711
Depreciation and amortization	58,123	3,343
Valuation allowance	(196,002)	(23,882)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended August 31, 2015 and 2014 due to the following:

	2015	2014
Pre-tax book income (loss)	$(267,629)	$(18,624)
Depreciation and amortization	58,123	3,343
Related party accruals	1,759	711
Other non-deductible expenses	99,221	-
Valuation allowance	111,526	14,570
Federal Income Tax	$-	$-

The Company had net operating losses of approximately $398,000 that expire in years through 2035. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. During the year ended august 31, 2015, the Company recognized impairment losses of $140,624 and $30,327 on the write-off of intangible assets and property and equipment, respectively.

Inventory

Inventories are stated at the lower of costs (first in, first out) or market (net realizable value). Inventories consist of raw materials, product and packaging inventory.

Inventories consist of the following at August 31, 2015:

Raw materials	$6,912
Product	70,592
Packaging	21,407
Total	$98,911

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended August 31, 2014, the former Company director paid $4,500 of expenses on behalf of the Company and contributed a total of $8,149 to paid-in capital.

During the years ended August 31, 2015 and 2014, an officer and director of the Company loaned $247,269 and $19,990 to the Company for operating expenses, respectively.  As of August 31, 2015 and 2014, the officer and director is owed $167,137 and $19,990 for amounts advanced and $265 and $92 in imputed interest, respectively.

At August 31, 2015 and 2014, the Company owes an officer $7,000 and $2,000 for wages, respectively.

Between June and August 2015, the Company received a total of $45,000 in deposits for product sales to a related party entity.

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

The intangible unpatented process and technology assets are carried at cost, less accumulated amortization, and are being amortized over estimated useful lives of five years.  Aqua V equipment is carried at cost, less accumulated depreciation, and is being depreciated over estimated useful lives of five years.  Amortization and depreciation expense was $24,736 and $4,936, respectively, for the year ended August 31, 2015.

In accordance with ASC 360, Company management determined that due to the lack of use and generation of sufficient revenue, the carrying amount of the Aqua V equipment and intangible assets may not be fully recoverable. An assessment of possible impairment was based on the Company’s ability to recover the carrying value of the assets based on estimates of their undiscounted future cash flows. It was determined that the estimated future cash flows are less than the carrying value of the assets, as such, a full impairment charge was recognized during the year ended August 31, 2015 in the amount of $140,624 for the net book value of the intangible assets and $30,327 for the net book value of the Aqua V equipment.  Additionally, the Company impaired an additional $2,500 worth of equipment.

NOTE 4 – SECURITIES PURCHASE AGREEMENT

On March 20, 2015, the Company entered into two Securities Purchase Agreements, whereby the Company agreed to privately issue and sell two Senior Convertible Promissory Notes in the aggregate principal amount of $275,000, due and payable September 20, 2015.  The Senior Convertible Promissory Notes bear interest at 8% per annum and are convertible interest at a fixed price of $0.30 per share into common stock of the Company beginning on the calendar day following the Maturity Date and ending on the date of the payment in full of all outstanding principal. However, should the Company default on the Securities Purchase Agreements, the conversion prices shall be the lower of: (i) $0.30 per share, or (ii) 40% multiplied by the lowest bid of the common stock of the Company during the ten trading days immediately preceding the trading day the Company receives a notice of conversion.

As part of the Securities Purchase Agreements, the Company also agreed to issue a total of 150,000 unregistered and restricted shares of the Company’s common stock valued at $34,500, or $0.23 per share.  The share value of $34,500 was accounted for as debt discount.  The Company issued Common Stock Purchase Warrants to purchase a total of two million (2,000,000) shares of the Company’s common stock at any time from the date of issuance for a period of five years at an exercise price of $0.50 per share, subject to adjustment in the event of stock dividends, stock splits and the like.

The Senior Convertible Promissory Notes were issued at a 10% face value discount, resulting in cash proceeds of $250,000 and $25,000 being recorded as debt discounts.  Additionally, as a result of the conversion feature of the Senior Convertible Promissory Notes (see Note 5), the Company recognized a total of $275,000 in debt discount which resulted from the value of the common stock share issuance, the debt issuance discount and the derivative liability (see Note 5).  The debt discounts are being amortized over the terms of the Senior Convertible Promissory Notes. As of and for the year ending August 31, 2015, the Company had a balance of $29,891 in unamortized debt discounts and recognized $245,109 in interest expense.

The Company paid a total of $8,500 in debt issue costs on Senior Convertible Promissory Notes, which are being amortized over the terms of the Senior Convertible Promissory Notes.  As of and for the year ending August 31, 2015, the Company had a balance of $3,641 in unamortized debt issuance costs and recognized $4,859 in interest expense.

As of August 31, 2015, the balance of the Senior Convertible Promissory Notes was $275,000 and accrued interest was $9,885.  Interest expense on Senior Convertible Promissory Notes during the year ending August 31, 2015 was $9,885.

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

The fair value of the conversion options was determined to be $539,629 using a Black-Scholes option-pricing model.  Upon the date of issuance of the Senior Convertible Promissory Notes and Common Stock Purchase Warrants, $215,500 was recorded as debt discount and $324,129 was recorded as day one loss on derivative liability.  During the year ended August 31, 2015, $261,236 was recorded as a net gain on mark-to-market of the conversion options and warrants.

The following table summarizes the derivative liabilities included in the balance sheet at August 31, 2015:

Balance, August 31, 2014	$-
Day one loss due to convertible debt and warrants	324,129
Debt discount	215,500
Gains on change in fair value	(261,236)
Balance, August 31, 2015	$278,393

The following table summarizes the loss on derivative liabilities included in the income statement for the period ended August 31, 2015:

Day one loss due to convertible debt and warrants	$(324,129)
Gains on change in fair value	261,236
Loss on derivative liabilities	$(62,893)

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the year ended August 31, 2015 include (1) risk-free interest rates between 0.03% to 1.47%, (2) lives of between 0.05 and 5.01 years, (3) expected volatility of between 147% to 195%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on August 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$278,393	$278,393

NOTE 7 - COMMON STOCK

Common Stock

During the year ended August 31, 2014, the Company issued 200,000,000 shares of its common stock at $0.0001 per share for research and development work valued at $10,000.

During September 2014, the Company increased its authorized shares to 550,000,000, divided into two classes: 500,000,000 shares of common stock, $0.001 par value; and, 50,000,000 shares of preferred stock, $0.001 par value.  Additionally, the Company effected a 20-for-1 forward split of its outstanding common stock.  All references to common stock shares and prices per share have been retroactively adjusted to account for the forward split.

During November 2014, as part of the Asset Purchase Agreement (see Note 3) the Company agreed to issue 1,000,000 shares of the Company’s common stock valued at the market price on the date of issue of $118,000, or $0.118 per share.

During March 2015, as part of the Securities Purchase Agreements (see Note 4), the Company agreed to issue a total of 150,000 unregistered and restricted shares of the Company’s common stock valued at $34,500, or $0.23 per share, which was the market price of the Company’s common stock on the date of the transaction.

NOTE 8 – COMMON STOCK WARRANTS

As part of the Securities Purchase Agreements, the Company agreed to issue Common Stock Purchase Warrants to purchase a total of two million (2,000,000) shares of the Company’s common stock at any time from the date of issuance for a period of five years at an exercise price of $0.50 per share, subject to adjustment in the event of stock dividends, stock splits and the like.

The warrants were valued at $395,238 using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.23
Exercise price	$0.50
Expected time to exercise	5 years
Risk free interest rate	1.42%
Volatility	185.71%
Expected forfeiture rate	0.00%

The following table summarizes the outstanding warrants and associated activity for the year ended August 31, 2015:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, August 31, 2014	-	-	-
Granted	2,000,000	0.50	5.00
Exercised	-	-	-
Expired	-	-	-
Balance, August 31, 2015	2,000,000	$0.50	4.56

NOTE 9 - GOING CONCERN

The Company's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated losses of $857,388 as of August 31, 2015 and has negative working capital. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company's ability to continue as a going concern are as follows:

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

NOTE 10 - SUBSEQUENT EVENTS

During September 2015, holders of two Senior Convertible Promissory Notes agreed to extend the maturity dates in exchange for extension fees.  One Senior Convertible Promissory Note was extended one month, to October 20, 2015 in exchange for a 15%, or $25,753, extension fee due and payable on October 20, 2015. The other Senior Convertible Promissory Note was extended to September 28, 2015 in exchange for $6,000 extension fee due and payable on September 20, 2015.

Effective as of September 18, 2015, the Company entered into an Amendment Agreement by which the holder of the Company’s outstanding Senior Convertible Promissory Note dated March 20, 2015 in the principal amount of $137,500 agreed to extend the Senior Convertible Promissory Note’s maturity date from September 20, 2015, to October 20, 2015.

In consideration of such extension, the Company agreed to pay the holder an extension fee of $25,753, representing 15 percent of the amount due under the Senior Convertible Promissory Note. With the exception of these matters, all other terms of the Senior Convertible Promissory Note and related loan documents remain in full force and effect.

Effective as of September 28, 2015, the Company entered into an Amendment Agreement by which the Company and the holder of the Company’s Senior Convertible Promissory Note dated March 20, 2015, in the principal amount of $137,500 agreed to amend the conversion terms of the Senior Convertible Promissory Note as follows:

•

Upon delivery by the holder of any Notice of Conversion on or before October 20, 2015, the Company may elect to effect such conversion in accordance with the terms of the Senior Convertible Promissory Note , or may, in its discretion, redeem the amount of the Senior Convertible Promissory Note to be converted pursuant to such Notice of Conversion (the “Subject Amount”) by the payment of cash in the amount that is equal to the Subject Amount multiplied by 0.80.  Such amount shall be paid not later than the required time for delivery of Conversion Shares as set forth in the Note.

•

With respect to any conversions of the Senior Convertible Promissory Note on or before October 20, 2015, the Fixed Conversion Price shall be deemed to be $0.13 per share.  Following October 20, 2015, the Conversion Price shall be the lower of:  (i) the Fixed Conversion Price, as amended; or (ii) 50 percent multiplied by the lowest bid price of the Company’s common stock during the 10 consecutive Trading Date period immediately preceding the Trading Day that the Company receives a Notice of Conversion.

Between October and December, holders of two Senior Convertible Promissory Notes in the original aggregate principal amount of $275,000, converted a total of $277,419 in principal, penalties and interest into a total of 177,576,102 shares of the Company’s common stock, or an average of $0.002 per share.  The conversion prices were equal to 40% multiplied by the lowest bid of the common stock of the Company during the ten trading days immediately preceding the trading day the Company received the notices of conversion.

During October 2015, the Company executed a Convertible Promissory Note.  Under the terms of the Convertible Promissory Note, the Company received $60,000 at closing on October 15, 2015.  In addition, the holder has the right to pay additional consideration, up to an additional $300,000 to the Company, subject to the Company’s right to reject such payments. The Convertible Promissory Note includes a $40,000 original issue discount.  The Company must repay each advance under the Convertible Promissory Note within two years of the date of such advance.  If the Company repays an advance within 90 days, the interest rate thereon shall be 0%, after which time a 12% one-time interest charge shall be applied to the outstanding principal amount.  The holder of the Convertible Promissory Note has the right, at any time, to convert all or a portion of the outstanding principal sum, including accrued interest, into shares of the Company’s common stock at a conversion price equal to the lesser of $0.10 or 60% of the lowest trade price of the Company’s common stock in the 25 days prior to the date of conversion.

During November 2015, the Company executed an original Issue Discount Convertible Promissory Note (“IDCP Note”) in the amount of $25,000, accruing interest at 10% per annum, due and payable on May 10, 2016.  The IDCP Note is convertible at any time at the option of the holder into shares of the Company’s common stock at a 42.5% discount from the lowest intra-day traded price of the common stock within the 15 days prior to the date of execution.

During November 2015, the Company’s principal stockholder voted to amend the Company’s Articles of Incorporation to increase its authorized common stock from 500,000,000 to 1,500,000,000 shares.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 16, 2014, the Company’s Board of Directors resolved to terminate Sadler, Gibb & Associates, LLC as the Company’s independent accountant and to engage HJ & Associates, LLC to audit the Company’s financial statements from inception to August 31, 2014.  See the Current Report on Form 8-K dated October 16, 2014, and filed with the Securities and Exchange Commission on October 20, 2014.

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

During the evaluation of disclosure controls and procedures as of August 31, 2015, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weakness identified relates to a lack of appropriate accounting policies and related procedures.  As a result of the material weakness identified, management concluded that the Company’s disclosure controls and procedures were ineffective.

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

That Marketing’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013.  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

·

Our limited financial resources restrict our employment of adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise of effective control over financial reporting.

·

Our limited resources restrict our ability to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of August 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarterly period ended August 31, 2015, that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Darren Lopez	CEO Chairman of the Board President Treasurer Secretary Director	2/20/2015 2/20/2015 7/31/2014 7/31/2014 7/31/2014 7/31/2014	* * 2/20/2015 * * *
Matthew Smith	President Director	2/20/2015 2/20/2015	* *
Louis J. Zant, III	CEO Chairman of the Board	9/23/2014 9/23/2014	2/18/2015 2/18/2015

*These persons presently serve in the capacities indicated.

Business Experience

Darren Lopez

▪

Mr. Lopez is 47 years of age.  BS Communications (University of Utah), MBA
(University of Phoenix);  25 years experience in Sales, Marketing and
Health/Nutrition Fields. Founder and Owner, Ageless, a product incubator and consulting firm.  Helped develop and launch in excess of 20 products. Helped build sales for multiple products and companies represented into the millions of dollars.  Founder and former owner, Hunter Marketing a Specialty Database Marketing and Media Booking company.  Former Executive VP, LifeSmart Nutrition.  Launched in excess of 15 products and built sales from zero to $4 million plus yearly.  Successfully built and implemented sales and marketing programs in traditional retail, direct sales and MLM models.

20 years experience as a Strength and Conditioning Specialist with diverse clientele, including:  World Champion, Elite MMA, Business Men and Women, Senior Citizens and Kids.

Matthew R. Smith

▪

Mr. Smith is 53 years of age.  25 years experience in Pharmaceutical, Bio-Tech, and Nutritional Sciences; 2011 - Founder and CEO of AMG Inc; led manufacturing, marketing and sales for a Swiss-based technology in the nutrition and personal care market in US, Europe and Asia;  over $7 million revenue in 2 years.  2005 - Chief Business Officer of Meyer Pharmaceuticals; responsible for strategic business planning and execution and forming several joint ventures and business relationships to facilitate US and Asia markets; completed over $350 million in licensing deals and strategic partnerships.  2002 - Managing Director, LF Technologies, private biotech company; established pre-clinical phase of pharmaceutical development with identified targets and solid IND pathway early career, worked in sales and marketing for Pfizer and helped launch 8 products in the US including blockbusters Diflucan, Zoloft, and Viagra

Significant Employees

Other than Messrs. Lopez and Smith the Company does not currently have any employees who make or are expected to make a significant contribution to the business of the Company.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

Directorships

During the past five years, other than his directorship with the Company, our director has not been nominated or chosen to become a director, or held a directorship, in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers, who beneficially own a majority of our issued and outstanding common stock:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under Section 12(g) of the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires such persons to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company under 17 CFR 240.16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, we have determined that none of our directors or executive officers or owners of more than 10 percent of our equity securities has failed to timely file any report required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year..

Code of Ethics

The Company has not adopted a code of ethics that applies it its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.

Corporate Governance

Nominating Committee

During the annual period ended August 31, 2015, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors, and the Company does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

The Company does not have an Audit Committee, and it is not required to have an Audit Committee; the Company does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations.  Management will assess whether an Audit Committee may be necessary in the future.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Darren Lopez, CEO, Treasurer, Secretary, Director	8/31/15 8/31/14 8/31/13	$12,000 $2,000 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$12,000 $2,000 $0
Matthew Smith, President and Director	8/31/15 8/31/14 8/31/13	$46,500 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$46,500 $0 $0
Louis J. Zant III, Former CEO, Former Chairman of the Board	8/31/15 8/31/14 8/31/13	$7,337 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$7,337 $0 $0

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Darren Lopez, CEO, Chairman, Former President, Treasurer, Secretary, Director	None	None	None	None	None	None	None	None	None
Mattew Smith, President and Director	None	None	None	None	None	None	None	None	None
Louis J. Zant III, Former CEO, Former Chairman of the Board	None	None	None	None	None	None	None	None	None

Compensation of Directors

DIRECTOR COMPENSATION

The following table contains disclosure concerning the compensation of the Company’s directors for its fiscal year ended August 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Darren Lopez, Chairman of the Board	None	None	None	None	None	None	None
Matthew Smith, Director	None	None	None	None	None	None	None
Louis J. Zant III, Former Chairman of the Board	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the share holdings of those persons who own more than five percent of our common stock as of the date of this Annual Report, respectively based upon 417,075,928 shares being outstanding as of December 1, 2015:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Darren Lopez 4535 S. 2300 East, Suite B Salt Lake City, Utah 84117	256,000,000	61.3%
Total		256,000,000	61.3%

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report, based upon 417,075,928 shares being outstanding as of December 1, 2015:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Darren Lopez 4535 S. 2300 East, Suite B Salt Lake City, Utah 84117	256,000,000	61.3%
Common Stock	Matthew Smith 4535 S. 2300 East, Suite B Salt Lake City, Utah 84117	500,000	0.1%
Total		256,500,000	61.4%

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

During the year ended August 31, 2014, the former Company director, Louis Zant, paid $4,500 of expenses on behalf of the Company and contributed a total of $8,149 to paid-in capital.

During the years ended August 31, 2015 and 2014, Darren Lopez, CEO, Chairman, Treasurer and Secretary of the Company loaned $247,269 and $19,990 to the Company for operating expenses, respectively.  As of August 31, 2015 and 2014, the officer and director is owed $167,137 and $19,990 for amounts advanced and $265 and $92 in imputed interest, respectively.

At August 31, 2015 and 2014, the Company owes Darren Lopez, CEO, Chairman, Treasurer and Secretary $7,000 and $2,000 for wages, respectively.

Between June and August 2015, the Company received a total of $45,000 in deposits for product sales to a related party entity, VIZ, LLC, which is partially owned by Mattew Smith, President and Director of the Company.

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

Director Independence

As of August 31, 2015, our sole director, Darren Lopez, was not deemed to be an independent director. We do not have an audit committee, compensation committee or nominating committee.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended August 31, 2015, and 2014:

Fee category	2015	2014

Audit fees	$31,000	$11,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$31,000	$11,500

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements and financial statement schedules for the year ended August 31, 2015, contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.            Description

Exhibit 31.1 Certification of Darren Lopez, the Company’s CEO and acting CFO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THAT MARKETING SOLUTION, INC.

Date:	December 15, 2015	By:	/s/Darren Lopez
Darren Lopez
CEO, Treasurer, Secretary, Acting CFO and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 15, 2015	By:	/s/Darren Lopez
Darren Lopez
CEO, Treasurer, Secretary, Acting CFO and Chairman of the Board