Form 10-Q
period 2015-11-30
THAT MARKETING SOLUTION, INC.
filed 2016-01-22
CIK 1557796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

January 15, 2016 - Common – 516,442,769

January 15, 2016 - Preferred – 1,000,000 shares Series A Preferred Stock

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

THAT MARKETING SOLUTION, INC.

Balance Sheets

	November 30,	August 31,
	2015	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,774	$894
Prepaid expenses	-	15,739
Debt issuance costs	-	3,641
Inventory	95,116	98,911
Total Current Assets	97,890	119,185

OTHER ASSETS
Equipment, net of accumulated depreciation of $1,435	42,201	-
Deposits	1,997	1,997
Total Other Assets	44,198	1,997

TOTAL ASSETS	$142,088	$121,182

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,960	$17,782
Accounts and wages payable – related party	157,391	174,137
Accrued interest payable - related party	390	265
Convertible notes payable, net of $0 and $29,891 debt discount, respectively	296,271	245,109
Accrued interest	16,412	9,885
Deferred revenue	7,750	7,750
Deferred revenue, related party	49,000	45,000
Capital lease obligation, current portion	11,339	-
Derivative liability	2,102,428	278,393
Total Current Liabilities	2,662,941	778,321

LONG-TERM LIABILITIES
Capital lease obligation	19,349	-
Convertible note payable, net of $56,224 debt discount	3,776	-
Total Long-Term Liabilities	23,125	-

Total Liabilities	2,686,066	778,321

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock; $0.0001 par value, 1,500,000,000 shares authorized, 461,526,102 and 283,950,000 shares issued and outstanding, respectively	46,153	28,395
Additional paid-in capital	1,101,167	171,854
Accumulated deficit	(3,691,298)	(857,388)
Total Stockholders' Equity (Deficit)	(2,543,978)	(657,139)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$142,088	$121,182

The accompanying notes are an integral part of these unaudited financial statements.

THAT MARKETING SOLUTION, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	November 30,
	2015	2014

REVENUES	$19,986	$-

COST OF SALES
Cost of product sold	17,807	-

GROSS MARGIN	2,179	-

OPERATING EXPENSES
Depreciation	1,435	-
General and administrative	68,414	47,583

Total Operating Expenses	69,849	47,583

OPERATING LOSS	(67,670)	(47,583)

OTHER INCOME (EXPENSE)
Penalty on convertible note default	(282,575)	-
Loss on derivative	(2,200,508)	-
Gain on extinguishment of convertible debt	58,283	-
Interest expense	(341,440)	(460)

Total Other Income (Expense)	(2,766,240)	(460)

NET LOSS	$(2,833,910)	$(48,043)

BASIC NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	424,043,535	282,821,978

The accompanying notes are an integral part of these unaudited financial statements.

THAT MARKETING SOLUTION, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,833,910)	$(48,043)
Items to reconcile net loss to net cash used in operating activities:
Debt discount amortization	316,244	-
Debt offering cost amortization	3,641	-
Loss on derivative	2,200,508	-
Gain on extinguishment of convertible debt	(58,283)
Penalty on convertible note default	282,575	-
Depreciation	1,435	-
Changes in operating assets and liabilities
Decrease in inventory	3,795	-
Decrease in prepaid expenses	15,739	-
Increase in deferred revenue, related party	4,000	-
Increase in accounts payable	10,705	16,788
Increase in related party accounts payable and accrued interest	8,692	6,460
Net Cash Used in Operating Activities	(44,859)	(24,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash payments on purchase of capital lease equipment	(11,168)	-
Net Cash Used in Investing Activities	(11,168)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances, related party	21,900	23,575
Payments on related party advances	(47,213)	-
Proceeds from convertible notes payables	85,000	-
Payments on capital lease obligation	(1,780)	-
Net Cash Provided by Financing Activities	57,907	23,575

(DECREASE) INCREASE IN CASH	1,880	(1,220)

CASH AT BEGINNING OF PERIOD	894	2,262

CASH AT END OF PERIOD	$2,774	$1,042

CASH PAID FOR:
Interest	$2,354	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES

Common stock issued for convertible notes and accrued interest	$286,305	$-
Discount on convertible notes payable from derivative instrument	$342,575	$-
Assets acquired under capital lease	$32,468	$-
Note payable issued for asset purchase	$-	$100,000
Common stock issued for asset purchase	$-	$118,000

The accompanying notes are an integral part of these unaudited financial statements.

THAT MARKETING SOLUTION, INC.

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim financial statements included herein have been prepared by That Marketing Solution, Inc. (Formerly Vista Holding Group, Corp.) (the Company) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the SEC).  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended August 31, 2015, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2015 and the year ended August 31, 2015, an officer and director of the Company loaned $21,900 and $247,269 to the Company for operating expenses, respectively.  As of November 30, 2015 and August 31, 2015, the officer and director is owed $141,824 and $167,137 for amounts advanced, respectively, and $390 and $265 in accrued interest, respectively.

At November 30, 2015 and August 31, 2015, the Company owed officers and directors of the Company $10,000 and $7,000 for accrued wages, respectively.

Between June and November 2015, the Company received a total of $49,000 in deposits for product sales to a related party entity. At November 30, 2015 and August 31, 2015, the Company has deferred $49,000 and $45,000 in related party revenue, respectively.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Senior Convertible Promissory Notes

During September 2015, holders of two Senior Convertible Promissory Notes in the amount of $137,500 each, agreed to extend the maturity dates in exchange for extension fees.  One Senior Convertible Promissory Note was extended one month, to October 20, 2015 in exchange for a 15%, or $25,753, extension fee due and payable on October 20, 2015. The other Senior Convertible Promissory Note was extended to September 28, 2015 in exchange for $6,000 extension fee due and payable on September 20, 2015.  With the exception of these matters, all other terms of the Senior Convertible Promissory Note and related loan documents remain in full force and effect.

Effective October 20, 2015, the Company defaulted on the two Senior Convertible Promissory Notes and the face amount of each note of $262,500, plus extension penalties and interest, became due and payable.  As a result, the Company recognized debt penalty principal additions of $282,575.

During the three months ended November 30, 2015, the holders of two Senior Convertible Promissory Notes converted a total of $286,305 in principal into 177,576,102 shares of the Company’s common stock.

At November 30, 2015 and August 31, 2015, the Company owes the holders of the Senior Convertible Promissory Notes principal amounts of $271,270 and $275,000, respectively.

Convertible Promissory Note

On October 15, 2015, the Company issued a Convertible Promissory Note (“Convertible Note”) in the amount of $60,000.  The Convertible Note carries a 10% original issue discount, is due October 15, 2017, accrues interest at 12% per annum and is convertible into shares of the Company’s common stock at the lower of $0.10 per share, or a 60% discount from the lowest trade price within 25 trading days prior to the notice of conversion.

Original Discount Convertible Promissory Note

On November 10, 2015, the Company issued an Original Discount Convertible Promissory Note (“Discount Note”) in the amount of $25,000.  The Discount Note carries a maturity amount of $32,500, is due May 10, 2016, accrues interest at 10% per annum and is convertible into shares of the Company’s common stock after the maturity date at a 42.5% discount from the lowest intra-day traded price within 15 trading days prior to the notice of conversion.

NOTE 4 – DERIVATIVE LIABILITIES

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

On October 15, 2015, the Company issued a Convertible Promissory Note in the amount of $60,000. Upon the date of issuance of the Convertible Promissory Note, $60,000 was recorded as debt discount and $88,033 was recorded as day one loss on derivative liability.

Effective October 20, 2015, the Company defaulted on the two Senior Convertible Promissory Notes and the face amount of each note of $262,500, plus extension penalties and interest, became due and payable.  As a result, the Company recognized debt penalty principal additions of $282,575. Upon the default, $282,575 was recorded as debt discount and $139,790 was recorded as day one loss on derivative liability.

During the three months ended November 30, 2015, the holders of two Senior Convertible Promissory Notes converted a total of $286,305 in principal into 177,576,102 shares of the Company’s common stock, resulting in a loss on conversion of $661,657 and a gain on extinguishment of convertible debt of $719,048, or a net gain of $58,283.

The fair value of the conversion options at November 30, 2015 was determined to be $2,102,428 using a Black-Scholes option-pricing model.

The following table summarizes the derivative liabilities included in the balance sheet at November 30, 2015:

Balance, August 31, 2015	$278,393
Debt discount	342,575
Gain on extinguishment of convertible debt	(719,048)
Losses on change in fair value	2,200,508
Balance, November 30, 2015	$2,102,428

The Company valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the period ended November 30, 2015 include (1) risk-free interest rates between 0.01% to 1.65%, (2) lives of between 0.08 and 4.31 years, (3) expected volatility of between 107% to 590%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 5 – FINANCIAL INSTRUMENTS

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on November 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$2,102,248	$2,102,248

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on August 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$278,393	$278,393

NOTE 6 - COMMON STOCK

During November 2015, the Company’s principal stockholder voted to amend the Company’s Articles of Incorporation to increase its authorized common stock from 500,000,000 to 1,500,000,000 shares.

During the three months ended November 30, 2015, the holders of two Senior Convertible Promissory Notes converted a total of $286,305 in principal into 177,576,102 shares of the Company’s common stock.

NOTE 7 – COMMON STOCK WARRANTS

As part of Securities Purchase Agreements, the Company agreed to issue Common Stock Purchase Warrants to purchase a total of two million (2,000,000) shares of the Company’s common stock at any time from the date of issuance for a period of five years at an exercise price of $0.50 per share, subject to adjustment in the event of stock dividends, stock splits and the like.  At November 30, 2015, the exercise price is $0.00044 per share, or the lowest conversion price on debt conversions during the period ended November 30, 2015.

The following table summarizes the outstanding warrants and associated activity for the three months ended November 30, 2015:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, August 31, 2015	2,000,000	0.50	4.56
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, November 30, 2015	2,000,000	$0.00044	4.31

NOTE 8 - CAPITAL LEASE

During October 2015, the Company entered into a capital lease for equipment for use in its operating facilities valued at $43,636. The lease calls for a down payment of $10,483 and 24 monthly payments of $1,165. For financial statement purposes, the present values of the net minimum capital lease payments have been capitalized and are being amortized over the useful life of the asset.  The lease has been imputed with interest at an annual rate of 10.31 percent. In most circumstances, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Amortization expense on property and equipment under capital leases is included in depreciation expense. Depreciation expense was $1,435 for the three months ended November 30, 2015.

Interest expense associated with capital leases is included in the consolidated statements of operations.  Interest expense on the capital leases was $550 for the three months ended November 30, 2015.

NOTE 9 - GOING CONCERN

The Company's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated losses of $2,833,910 as of November 30, 2015 and has negative working capital. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company's ability to continue as a going concern are as follows:

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

NOTE 10 – SUBSEQUENT EVENTS

During January 2016, holders of two Senior Convertible Promissory Notes converted a total of $26,050 in principal into 54,916,667 shares of the Company’s common stock at an average conversion price of $0.005 per share.

On January 7, 2016, the Company executed an Original Issue Discount Convertible Promissory Note payable to Beaufort Capital Partners LLC.  The Original Issue Discount Convertible Promissory Note was sold for a purchase price of $25,000, which amount shall become due and payable on June 7, 2016. Absent any Event of Default, the Company may prepay the Original Issue Discount Convertible Promissory Note prior to the maturity date by paying a sum of $31,000.  All overdue unpaid principal shall entail a late fee at the rate of 10% per annum.  At any time after the maturity date and ending on the date that the Original Issue Discount Convertible Promissory Note is no

longer outstanding, the Original Issue Discount Convertible Promissory Note can be converted into shares of the Company’s common stock at a 42.5% discount from the lowest intra-day traded price of such common stock within the 15 days prior to the date of conversion.

On January 7, 2016, the Company filed with the Nevada Secretary of State a Certificate of Designation designating a series of preferred stock as “Series A Preferred Stock.”  The Series A Preferred Stock consists of one million (1,000,000) shares and the holders of such shares shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote as follows: each Series A Holder shall have such number of votes as is determined by multiplying (a) the number of shares of Series A Preferred Stock held by such Holder, and (b) 1,000.  The Series A Preferred Stock shall not have any dividend, conversion or redemption rights or any liquidation preference.  The designation of the Series A Preferred Stock and its rights and preferences was done by the Company’s Board of Directors pursuant to the authority granted to the Board under Article IV of the Company’s Amended and Restated Articles of Incorporation, as amended.

On January 7, 2016, the Company issued one million (1,000,000) shares of its Series A Preferred Stock to its CEO, Darren Lopez, in consideration of the retirement of Company debt owed to Mr. Lopez in the amount of $10,000.

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

Results of Operation

For The Three Months Ended November 30, 2015 Compared to The Three Months Ended November 30, 2014.

We had $19,986 and $0 in revenue in the quarterly periods ended November 30, 2015 and 2014, respectively.  Our cost of sales and operating expenses increased to $17,807 and $69,849 during the quarterly period ended November 30, 2015, respectively, from $0 and $47,583 in the year-ago period, respectively.

In the quarter ended November 30, 2015 we incurred interest expense of $341,440 compared to $460 in the quarter ended November 30, 2014. The increase in interest expense in the period ended November 30, 2015 is mainly related to $316,244 in interest from the amortization of debt discounts on convertible notes payable.

In the quarter ended November 30, 2015 we incurred default penalties totaling $282,575 on two Senior Convertible Promissory Notes,  losses on related convertible debt derivatives of $2,200,508 and gains on extinguishment of convertible debt of $58,283, we had no such losses during the period ended November 30, 2014.

For the three months ended November 30, 2015, our net loss was $2,833,910, or $0.01 per share, as compared to a net loss of $48,043, or $0.00 per share, during the year-ago period.

Liquidity

The Company had cash on hand of $2,774 as of November 30, 2015.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2016 fiscal year.  We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

We are currently beginning to implement and scale our operations, including the launch of our Low T, That Vitamin and Lion’s Fuel Leg and lung products, and have received an order using our micellization manufacturing process. There can be no assurance that these operations will be successful and if they do not provide positive cash flow, the Company may need to raise additional capital through further debt and/or equity offerings.  In this regard, on January 7, 2016, which is subsequent to the end of the period covered by this Report, the Company issued to Beaufort Capital Partners LLC (the “Holder”) an Original Issue Discount Promissory Note for a purchase price of $25,000 (the “Note”), which Note will become due and payable on June 7, 2016, or such later date as the Holder may agree in writing.  For a discussion of the principal terms of the Note, see the Company’s Current Report on Form 8-K dated January 7, 2016, filed with the Securities and Exchange Commission on January 13, 2016.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Except as indicated below, the Company has not sold any equity securities during the period covered by this Report that were not registered under the Securities Act and that have not already been disclosed in an Annual Report on Form 10-K or a Current Report on Form 8-K.

We have convertible promissory notes outstanding, the holders of which may convert the amount owed to it to shares of common stock.  During the three month period ended November 30, 2015, holders converted debt to shares of common stock (equity) as follows:

Date	Conversion Amount	Shares of Common Stock
10-09-2015	$7,500.00	57,692
10-21-2015	$19,000.00	537,482
10-23-2015	$99,470.00	9,800,000
10-28-2015	$30,000.00	12,500,000
11-02-2015	$17,400.00	12,000,000
11-04-2015	$20,000.00	13,793,103
11-05-2015	$31,755.00	21,900,000
11-10-2015	$11,500.00	16,911,765
11-11-2015	$12,750.00	15,000,000
11-16-2015	$14,905.00	30,625,886
11-20-2015	$8,300.00	18,863,636
11-24-2015	$7,700.00	14,000,000
11-27-2015	$6,025.00	11,586,538

Item 3.  Defaults Upon Senior Securities.

Effective October 20, 2015, the Company defaulted on the two Senior Convertible Promissory Notes and the face amount of each note of $262,500, plus extension penalties and interest, became due and payable.  As a result, the Company recognized debt penalty principal additions of $282,575.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarterly period ended November 30, 2015, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.  Exhibits.

Exhibit No.                          Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Darren Lopez, CEO.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Darren Lopez, Acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Darren Lopez, CEO and Acting CFO.
101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbas
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

THAT MARKETING SOLUTION, INC.

Date:	January 22, 2016	By:	/s/ Darren Lopez
CEO, Treasurer, Secretary, Acting CFO and Chairman of the Board